Form 10-Q
period 1995-03-31
ARMATRON INTERNATIONAL INC
filed 1995-05-12
CIK 8699

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995.

                                      OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to                .

Commission File Number 1-4433.

                        ARMATRON INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

            Massachusetts                             04-1052250
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)

           Two Main Street
       Melrose, Massachusetts                           02176
(Address of principal executive offices)             (Zip Code)

                               (617) 321-2300
            (Registrant's telephone number, including area code)


                                     N/A
             (Former name, former address and former fiscal year,
                       if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]     No   [ ]

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                 Yes [ ]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS The number of shares of Common Stock (par value $1) outstanding at April 30, 1995 is 2,459,754 shares.

                        ARMATRON INTERNATIONAL, INC.
                                                               File No. 1-4433


                        ____________________________

                                                                     PAGE(S)

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Consolidated Condensed Balance Sheets -
     March 31, 1995 and 1994, and September 30, 1994                 3  -  4

     Consolidated Condensed Statements of
     Operations for the three and six months
     ended March 31, 1995 and 1994                                      5

     Consolidated Condensed Statements of
     Cash Flows for the six months ended
     March 31, 1995 and 1994                                            6

     Notes to Consolidated Condensed Financial
     Statements                                                      7  -  8

     Item 2

     Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                      9  -  10

PART II - OTHER INFORMATION

     Item 6(b)   Reports on Form 8-K                                    12

SIGNATURES                                                              13

                        ARMATRON INTERNATIONAL, INC.
                    Consolidated Condensed Balance Sheets
               March 31, 1995 and 1994, and September 30, 1994
                            (Dollars in Thousands)

                                       (Unaudited)           (Audited)
                                         March 31,           September 30,
                                      1995      1994         1994

ASSETS

 CURRENT ASSETS:
  Cash and cash equivalents           $  256    $1,383       $3,006
  Trade accounts receivable,net        2,419     2,171        2,414
  Inventories (Note 2)                 4,128     3,967        2,937
  Deferred tax asset                     165        -           165
  Prepaids & other current assets        391       229          371
     Total Current Assets              7,359     7,750        8,893

MACHINERY & EQUIPMENT, NET               752       815          599

OTHER ASSETS                             107       100          107

      Total Assets                    $8,218   $ 8,665      $ 9,599
                                      =======  =======      =======


                 The accompanying notes are an integral part
              of the consolidated condensed financial statements.

                        ARMATRON INTERNATIONAL, INC.
                     Consolidated Condensed Balance Sheets
                March 31, 1995 and 1994, and September 30, 1994
                            (Dollars in Thousands)

                                              (Unaudited)            (Audited)
                                                March 31,            Sept. 30,
                                            1995        1994         1994

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
   Current portion of long-term debt        $           $     9      $     1
   Accounts payable                           1,806       1,034        1,387
   Accrued liabilities (Note 3)                 743         870          790

      Total Current Liabilities               2,549       1,913        2,178

LONG-TERM DEBT  (NOTE 4)                      4,715       5,250        5,140

STOCKHOLDERS' EQUITY:
  Common stock, par value $1 per
    share, 6,000,000 shares author-
    ized; shares issued at March 31,
    1995 and 1994, and September 30,
    1994, 2,606,481 shares                    2,606       2,606        2,606
  Paid-in capital                             6,770       6,770        6,770
  Retained earnings (deficit)                (8,036)     (7,488)      (6,709)
                                              1,340       1,888        2,667

  Less:
    Treasury stock at cost - 146,727
      at March 31, 1995 and 1994 and
      September 30, 1994                        386         386          386
      Total Stockholders' Equity                954       1,502        2,281
      Total Liabilities &
        Stockholders' Equity                $ 8,218    $  8,665      $ 9,599
                                            =======     =======      =======

                 The accompanying notes are an integral part
              of the consolidated condensed financial statements.

                        ARMATRON INTERNATIONAL, INC.
                Consolidated Condensed Statements of Operations
          for the Three and Six Months Ended March 31, 1995 and 1994
                 (Dollars in Thousands Except Per Share Data)


                                                    (Unaudited)
                                        Three Months             Six Months
                                      Ended March 31,          Ended March 31,
                                      1995       1994        1995          1994

Net Sales                             $3,019     $2,759      $4,065        $4,083

Cost of Products Sold                  2,590      2,482       3,913         4,117

Selling, general and
  administrative expenses                715        965       1,276         1,748

Interest expense-related parties         122        124         256           251

Interest expense-third parties             -          1           -             5

Other (income) expense - net             (23)       (21)        (53)          (47)

  Net Income (Loss)                   $ (385)    $ (792)    $(1,327)       $(1,991)
                                      =======    =======    =======        ========

Per Share:

  Net Income (Loss)                   $ (.16)    $ (.32)     $ (.54)       $  (.81)
                                      =======    =======     ========     ========

Weighted average number of
  common shares outstanding        2,459,754    2,459,754    2,459,754   2,459,754

                 The accompanying notes are an integral part
              of the consolidated condensed financial statements.

                        ARMATRON INTERNATIONAL, INC.
                Consolidated Condensed Statements of Cash Flows for the Six Months Ended March 31, 1995 and 1994
                            (Dollars in Thousands)

                                                   (Unaudited)
                                                 Six Months Ended
                                                    March 31,
                                                1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $(1,327)     $(1,991)
  Adjustments to reconcile net loss
   to net cash flows from operating
   activities:
      Depreciation                                  227          375
      Change in operating assets
        & liabilities                              (846)        (489)
   Net cash flow from (used for)
    operating activities:                        (1,946)      (2,105)

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for machinery and equipment             (380)         (78)
    Net cash flow used for
      investing activities:                        (380)         (78)

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on long-term debt-related parties       (425)            -
  Payments on long-term debt-third parties           -             (1)
    Net cash flow used for
     financing activities:                         (425)           (1)

NET DECREASE IN CASH
    AND CASH EQUIVALENTS                         (2,751)       (2,184)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                           3,007         3,567

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                            $   256       $ 1,383
                                                ========      ========

SUPPLEMENTAL INFORMATION:
     Interest paid - related parties            $   244       $   251
     Interest paid - third parties              $     -       $     5
     Income taxes paid                          $     -       $     -

                  The accompanying notes are an integral part
              of the consolidated condensed financial statements.

                        ARMATRON INTERNATIONAL, INC.
            Notes to Consolidated Condensed Financial Statements

1.  OPINION OF MANAGEMENT

      In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position as of March 31, 1995 and 1994, and September 30, 1994, and the consolidated statements of operations and cash flows for the three and six months ended March 31, 1995 and 1994. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K and, as amended, Form 10-K/A1 for the year ended September 30, 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. The accompanying unaudited, consolidated condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.

2.   INVENTORIES

      Inventories are stated on a first-in, first-out (FIFO) method at the lower of cost or market.

      Inventories consisted of the following:

                                                  (In Thousands)
                                          (Unaudited)          (Audited)
                                           March 31,           September 30,
                                        1995       1994        1994

   Purchased Components                 $2,637     $2,624      $1,959

   Work in Process                         150        116         160

   Finished Goods                        1,341      1,227         818
                                        $4,128     $3,967      $2,937
                                        =======    =======     =======

3.   ACCRUED LIABILITIES

      Accrued liabilities consist of the following as of:

                                              (In thousands)
                                       (Unaudited)           (Audited)
                                        March 31,            September 30,
                                     1995      1994          1994

Salaries, commissions
  and benefits . . . . . . . . . .   $ 375     $ 186         $ 355
Professional fees . . . . . . . . .     31       115           119
Warranty costs . . . . . . . . . .      37        76            40
Advertising costs . . . . . . . . .    171       306           177
Other . . . . . . . . . . . . . . .    129       187            99
                                     $ 743     $ 870         $ 790
                                     =====    ======         =====


4.   LONG-TERM DEBT

      The Company has a $7,000,000 line of credit from a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest at 10%, requires monthly payments of interest only, is payable in full in October 1997, and is collateralized by all assets of the Company. The Company had $4,715,000 outstanding under this line of credit at March 31, 1995.


5.   NOTE PAYABLE

      The Company has a $3,500,000 revolving line of credit from a commercial finance company which expires in December 1996. This line of credit is collateralized by all assets of the Company. The terms of this agreement include a borrowing limit which fluctuates depending on the levels of accounts receivable and inventory which collateralize the borrowings. Interest on amounts outstanding is payable at 2 1/4% over the commercial base rate. The commercial base rate was 9% at March 31, 1995. No amounts were advanced under the line of credit as of March 31, 1995.

                        ARMATRON INTERNATIONAL, INC.
         Management's Discussion and Analysis of Financial Conditions
                           and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 1995, operating activities used $1,946,000 in cash. The increase in accounts payable generated $419,000, but was offset by an increase in inventory of $1,191,000, a net loss of $1,327,000, an increase in prepaid and other current assets of $20,000 and by a decrease in accrued liabilities of $47,000. Investing activities used $300,000 for the purchase of equipment. Financing activities used $425,000 for the payment of long-term debt. As a result primarily of these factors, cash and cash equivalents decreased $2,751,000.

The Company obtained from a commercial finance company a revolving line of credit which provides aggregate borrowings of $3,500,000, and which expires in December 1996. Borrowings made against this line of credit are collateralized by all assets of the Company. As of April 30, 1995, the Company was contingently liable for outstanding letters of credit of approximately $465,000 under this credit agreement.

The Company has a $7,000,000 line of credit from a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest payable at 10%, requires monthly payments of interest only, is payable in full in October 1997, and is collateralized by all assets of the Company. The Company had $4,715,000 outstanding under this line of credit on April 30, 1995.

The ratio of current assets to current liabilities was 2.9 at March 31, 1995 as compared to 4.1 at September 30, 1994 and 4.1 at March 31, 1994. The ratio of consolidated debt to consolidated net worth was 7.6 at March 31, 1995, 3.2 at September 30, 1994, and 4.8 at March 31, 1994.

Sales terms for the Industrial Products segment are 30 days net, and following industry trade practice, the Consumer Products segment offers extended payment terms for delivery of existing seasonal product items such as the Flowtron leaf eater, bugkiller, chipper/shredder, biomister, and the compost bin, resulting in fluctuating requirements for working capital.

The Company made an investment of $380,000 in capital expenditures in the first two quarters of fiscal year 1995. These expenditures were mainly for tooling and dies used in production. The Company anticipates commitments of $120,000 for capital expenditures during the remaining quarters of fiscal 1995.

The Company believes that its present working capital, lines of credit from a commercial finance company and related party, and other sources of financing will be sufficient to finance its seasonal borrowing needs, operations and investment in capital expenditures in fiscal 1995.

RESULTS OF OPERATIONS

The results of consolidated operations for the quarter ended March 31, 1995 resulted in net loss of $385,000, or $.16 per share, as compared with net loss of $792,000 or $.32 per share in the same period of the previous year. The Company distributes its products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of the Company's sales, as well as accounts receivable, relate to business activities with such retailers. Sales increased $260,000 to $3,019,000 for the three months ended March 31, 1995, as compared to $2,759,000 for the corresponding period in the previous year. The increase in sales was primarily attributable to the reception by the market place of our new Handy Hauler yard cart.

Operating profit is the result of deducting operating expenses excluding interest expense, general corporate expenses, and income taxes from total revenue. Operations within the Consumer Products segment consist of the manufacture and distribution of Flowtron leaf-eaters, bugkillers, chipper/shredders, biomisters, compost bins, yard carts. Sales and operating income for the Consumer Products segment in the second quarter were approximately $3,006,000 and $28,000, respectively, as compared to $2,738,000 and operating losses of $206,000, respectively, in the previous year. The expense reduction plan implemented last year was responsible for the positive operating income.

Product lines within the Consumer Products segment are subject to seasonal fluctuations, with most shipments occurring in the third and fourth quarters of the Company's fiscal year.

The Industrial Products segment has introduced electronic obstacle avoidance systems for automotive applications. Sales and operating losses for the Industrial Products segment in the second quarter of 1995 were $13,000 and $88,000, respectively, as compared to $21,000 and $93,000, respectively, in the previous year.

Selling, general and administrative expenses decreased 26%, or $250,000, to $715,000 for the quarter ended March 31, 1995, when compared to the previous year.

A tax benefit from the losses on operations for the three month period ended March 31, 1995 was not reflected in the statement of consolidated operations because the net operating losses could not be carried back to previous years, nor offset against deferred taxes.

The results of consolidated operations for the six months ended March 31, 1995 resulted in a net loss of $1,327,000 or $.54 per share, as compared with a net loss of $1,991,000, or $.81 per share in the same period of the previous year. Sales decreased $18,000 to $4,065,000 for the six months ended March 31, 1995, as compared to $4,083,000 for the corresponding period in the previous year.

Sales and operating losses for the Consumer Products segment for the six months ended March 31, 1995 were approximately $4,035,000 and $548,000, respectively, as compared to $4,049,000 and $825,000, respectively, in the previous year.

Sales and operating losses for the Industrial Products segment during the six months ended March 31, 1995 were approximately $30,000 and $179,000, respectively, as compared to $30,000 and $175,000, respectively, in the previous year.

Selling, general and administrative expenses decreased 27%, or $472,000 to $1,276,000.

A tax benefit from the losses on operations for the six month periods ended March 31, 1995 and 1994 was not reflected in the statement of consolidated operations because the net operating losses could neither be carried back to previous years, nor offset against deferred taxes.

                        ARMATRON INTERNATIONAL, INC.

                                   PART II

Item 6b.

      Reports on Form 8-K

      The Company filed no Form 8-K's for the quarter ended March 31, 1995.

                        ARMATRON INTERNATIONAL, INC.

                                                    File No. 1-4433

                        ______________________________

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        ARMATRON INTERNATIONAL, INC.
                                                (Registrant)

Date:                                     /s/  Charles J. Housman
                                         Charles J. Housman, President
                                         and Treasurer

Date:                                    /s/ Richard M. Housman
                                         Richard M. Housman,
                                         Controller