Form 10-Q
period 1995-06-30
ARMATRON INTERNATIONAL INC
filed 1995-08-14
CIK 8699

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995.
                                     OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to                .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes __X__      No ____

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ______   No ______

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of Common Stock (par value $1) outstanding at July 31, 1995 is 2,459,754 shares.

                        ARMATRON INTERNATIONAL, INC.

                                                               File No. 1-4433


                        ____________________________



                                                         PAGE(S)


PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Condensed Balance Sheets -
      June 30, 1995 and 1994, and September 30, 1994     3 - 4

      Consolidated Condensed Statements of
      Operations for the three and nine months
      ended June 30, 1995 and 1994                       5

      Consolidated Condensed Statements of
      Cash Flows for the nine months ended
      June 30, 1995 and 1994                             6

      Notes to Consolidated Condensed Financial
      Statements                                         7 - 8



      Item 2

      Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations                                         9 - 11



PART II - OTHER INFORMATION

      Item 6(b)   Reports on Form 8-K                    12

      SIGNATURE                                          13

                        ARMATRON INTERNATIONAL, INC.
                    Consolidated Condensed Balance Sheets
               June 30, 1995 and 1994, and September 30, 1994
                           (Dollars in Thousands)


                                     (Unaudited)        (Audited)
                                       June 30,         September 30.
                                    1995     1994       1994


ASSETS

CURRENT ASSETS:
  Cash and cash equivalents         $  340   $1,195     $3,006
  Trade accounts receivable,net      2,712    4,151      2,414
  Inventories (Note 2)               3,218    3,004      2,937
  Deferred tax asset                   165        -        165
  Prepaids & other current assets      405      220        371
                                    ______   ______     ______

     Total Current Assets            6,840    8,570      8,893


MACHINERY & EQUIPMENT, NET             742      719        599


OTHER ASSETS                           107      100        107

      Total Assets                  $7,689   $9,389     $9,599
                                    ======   ======     ======



                 The accompanying notes are an integral part
             of the consolidated condensed financial statements.

                        ARMATRON INTERNATIONAL, INC.
                    Consolidated Condensed Balance Sheets
               June 30, 1995 and 1994, and September 30, 1994
                           (Dollars in Thousands)


                                                 (Unaudited)         (Audited)
                                                   June 30,          Sept. 30,
                                               1995       1994       1994

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Current portion of long-term debt          $     -    $     5    $     1
    Accounts payable                               790        887      1,387
    Accrued liabilities (Note 3)                   770      1,166        790
    Notes Payable (Note 5)                         192          -          -

      Total Current Liabilities                  1,752      2,058      2,178

LONG-TERM DEBT  (NOTE 4)                         4,715      5,250      5,140


STOCKHOLDERS' EQUITY:
  Common stock, par value $1 per
   share, 6,000,000 shares authorized;
   shares issued at June 30, 1995 and 1994,
   and September 30, 1994, 2,606,481 shares      2,606      2,606      2,606
  Paid-in capital                                6,770      6,770      6,770
  Retained earnings (deficit)                   (7,768)    (6,909)    (6,709)
                                                 1,608      2,467      2,667


  Less:
    Treasury stock at cost - 146,727
     at June 30, 1995 and 1994, and
     September 30, 1994                            386        386        386
      Total Stockholders' Equity                 1,222      2,081      2,667

      Total Liabilities &
       Stockholders' Equity                    $ 7,689    $ 9,389    $ 9,599
                                               =======    =======    =======


                 The accompanying notes are an integral part
             of the consolidated condensed financial statements.

                        ARMATRON INTERNATIONAL, INC.
               Consolidated Condensed Statements of Operations
      for the Three and Nine Month Periods Ended June 30, 1995 and 1994
                (Dollars in Thousands Except Per Share Data)

                                                     (Unaudited)
                                      Three Months                Nine Months
                                     Ended June 30,              Ended June 30,
                                   1995         1994         1995        1994

Net Sales                          $   4,666    $   5,829    $   8,731   $   9,912

Cost of Products Sold                  3,500        4,240        7,413       8,356

Selling, general and
 administrative expenses                 771          887        2,047       2,635

Interest expense-related parties         119          135          367         387

Interest expense-third parties            23            -           31           5

Other (income) expense - net             (14)         (12)         (68)        (59)

      Net Income (Loss)            $     267    $     579    $  (1,059)  $  (1,412)
                                   =========    =========    =========   =========

Per Share:

      Net Income (Loss)            $     .11    $     .24    $    (.43)  $    (.57)
                                   =========    =========    =========   =========

Weighted average number of
 common shares outstanding         2,459,754    2,459,754    2,459,754   2,459,754



                 The accompanying notes are an integral part
             of the consolidated condensed financial statements.

                        ARMATRON INTERNATIONAL, INC.
               Consolidated Condensed Statements of Cash Flows
              for the Nine Months Ended June 30, 1995 and 1994
                           (Dollars in Thousands)

                                                   (Unaudited)
                                                Nine Months Ended
                                                     June 30,
                                               1995       1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                     $(1,059)   $(1,412)
  Adjustments to reconcile net loss
   to net cash flows from operating
   activities:
    Depreciation                                   329        506
    Change in operating assets
     & liabilities                              (1,232)    (1,352)
  Net cash flow from (used for)
   operating activities:                        (1,962)    (2,258)

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for machinery and equipment            (472)      (113)
    Net cash flow used for
     investing activities:                        (472)      (113)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) on third party
   line of credit                                  192          -
  Payments on long-term debt-related parties      (425)         -
  Payments on long-term debt-third parties                     (1)
    Net cash flow used for
    financing activities:                         (233)        (1)

NET DECREASE IN CASH
 AND CASH EQUIVALENTS                           (2,667)    (2,372)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                             3,007      3,567

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                              $   340    $ 1,195
                                               =======    =======

SUPPLEMENTAL INFORMATION:
    Interest paid - related parties             $  367    $   387
    Interest paid - third parties               $   31    $     5
    Income taxes paid                           $    -    $     -

                 The accompanying notes are an integral part
             of the consolidated condensed financial statements.

                        ARMATRON INTERNATIONAL, INC.
            Notes to Consolidated Condensed Financial Statements


1.  OPINION OF MANAGEMENT

    In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position as of June 30, 1995 and 1994, and September 30, 1994, and the consolidated statements of operations and cash flows for the three and nine months ended June 30, 1995 and 1994. These financial statements should be read in conjunction with the financial statements and notes thereto in-cluded in the Company's Annual Report on Form 10-K and, as amended, Form 10-K/A1 for the year ended September 30, 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. The accompanying unaudited, consolidated condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.

2.  INVENTORIES

    Inventories are stated on a first-in, first-out (FIFO) method at the lower of cost or market.

    Inventories consisted of the following:

                                            (In Thousands)
                                     (Unaudited)        (Audited)
                                       June 30,         September 30,
                                    1995      1994      1994

    Purchased Components            $1,330    $2,026    $1,959

    Work in Process                    100        49       160

    Finished Goods                   1,788       929       818
                                    $3,218    $3,004    $2,937
                                    ======    ======    ======

                        ARMATRON INTERNATIONAL, INC.
            Notes to Consolidated Condensed Financial Statements

3.  ACCRUED LIABILITIES

    Accrued liabilities consist of the following as of:

                                               (In thousands)
                                       (Unaudited)        (Audited)
                                          June            September
                                     1995       1994         1994

Salaries, commissions
 and benefits . . . . . . . . . .    $  382    $  316        $  355
Professional fees . . . . . . . .        45        95           119
Warranty costs  . . . . . . . . .        30        86            40
Advertising costs . . . . . . . .       192       334           177
Other . . . . . . . . . . . . . .       121       335            90
                                     $  770    $1,166        $  790
                                     ======    ======        ======

4.  LONG-TERM DEBT

    The Company has a $7,000,000 line of credit from a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest at 10%, requires monthly payments of interest only, is payable in full in October 1997, and is collateralized by all assets of the Company. The Company had $4,715,000 outstanding under this line of credit at June 30, 1995.

5.  NOTE PAYABLE

    The Company has a $3,500,000 revolving line of credit from a commercial finance company which expires in December 1996. This line of credit is collateralized by all assets of the Company. The terms of this agreement include a borrowing limit which fluctuates depending on the levels of accounts receivable and inventory which collaterlize the borrowings. Interest on amounts outstanding is payable at 2 1/4% over the commercial base rate. The commercial base rate was 9% at June 30, 1995. The Company had $192,000 outstanding under this line of credit at June 30, 1995.

                        ARMATRON INTERNATIONAL, INC.
        Management's Discussion and Analysis of Financial Conditions
                          and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 1995, operating activities used $1,962,000 in cash. Trade accounts receivable and inventory increased $298,000 and $281,000 respectively. Accounts Payable decreased $597,000 and the net loss was $1,059,000. Investing activities used $472,000 for the purchase of equipment. Financing activities used $233,000 of which $425,000 was used for the payment of long-term debt and $192,000 was generated from net borrowings under the line of credit. As a result, primarily of these factor, cash and cash equivalents decreased $2,667,000.

The Company obtained from a commercial finance company a revolving line of credit which provides aggregate borrowings of $3,500,000 and which expires in December 1996. Borrowings made against this line of credit are collateralized by all assets of the Company. As of June 30, 1995, the Company had $192,000 outstanding under this line of credit and was contingently liable for outstanding letters of credit of approximately $279,000 under this credit agreement.

The Company has a $7,000,000 line of credit from a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest payable at 10%, requires monthly payment of interest only, is payable in full in October 1997, and is collateralized by all assets of the Company. The Company had $4,715,000 outstanding under this line of credit on June 30, 1995.

The ratio of current assets to current liabilities was 3.9 at June 30, 1995 as compared to 4.1 at September 30, 1994 and 4.2 at June 30, 1994. The ratio of consolidated debt to consolidated net worth was 5.3 at June 30, 1995, 3.2 at September 30, 1994, and 3.5 at June 30, 1994.

Sales terms for the Industrial Products segment are 30 days net, and following industry trade practice, the Consumer Products segment offers extended payment terms for delivery of existing seasonal product items such as the Flowtron leaf eater, bugkiller, chipper/shredder, biomister, compost bin and yard carts, resulting in fluctuating requirements for working capital.

The Company made an investment of $472,000 in capital expenditures in the first three quarters of fiscal year 1995. These expenditures were mainly for tooling and dies used in production. The Company anticipates commitments of $100,000 for capital expenditures during the remaining quarter of fiscal 1995.

The Company believes that its present working capital, lines of credit from a commercial finance company and related party, and other sources of financing will be sufficient to finance its seasonal borrowing needs, operations and investment in capital expenditures in fiscal 1995.

RESULTS OF OPERATIONS

The results of consolidated operations for the quarter ended June 30, 1995 resulted in net income of $267,000, or $.11 per share, as compared with net income of $579,000, or $.24 per share in the same period of the previous year. The Company distributes its products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of the Company's sales, as well as accounts receivable, relate to business activities with such retailers. Sales decreased $1,163,000 to $4,666,000 for the three months ended June 30, 1995, as compared to $5,829,000 for the corresponding period in the previous year. The decrease in sales was primarily attributable to the current economic conditions and unfavorable spring weather.

Operating profit is the result of deducting operating expenses excluding interest expense, general corporate expenses, and income taxes from total revenue. Operations within the Consumer Products segment consist of the manufacture and distribution of Flowtron leaf-eaters, bugkillers, chipper/shredders, biomisters, compost bins and yard carts. Sales and operating profits for the Consumer Products segment in the third quarter were approximately $4,656,000 and $692,000, respectively, as compared to $5,816,000 and $1,057,000, respectively, in the previous year. Sales decreased $1,160,000 due to the economic conditions and unfavorable weather discussed previously.

Product lines within the Consumer Products segment are subject to seasonal fluctuations, with most shipments occurring in the third and fourth quarters of the Company's fiscal year.

The Industrial Products segment has introduced electronic obstacle avoidance systems for automotive applications. Sales and operating losses for the Industrial Products segment in the third quarter of 1995 were $10,000 and $75,000, respectively, as compared to $13,000 and $79,000, respectively, in the previous year.

Selling, general and administrative expenses decreased $116,000 to $771,000 for the quarter ended June 30, 1995, when compared to the previous year.

The results of consolidated operations for the nine months ended June 30, 1995 resulted in a net loss of $1,059,000 or $.43 per share, as compared with a net loss of $1,412,000, or $.57 per share in the same period of the previous year. Sales decreased $1,181,000 to $8,731,000 for the nine months ended June 30, 1995, as compared to $9,912,000 for the corresponding period in the previous year.

Sales and operating profits for the Consumer Products segment for the nine months ended June 30, 1995 were approximately $8,691,000, and $144,000, respectively, as compared to $9,865,000 and $232,000, respectively, in the previous year. The reduction in sales, as well as the underutilization of the Company's production facility, were responsible for the decrease in operating profit.

Sales and operating losses for the Industrial Products segment during the nine months ended June 30, 1995 were approximately $40,000 and $254,000, respectively, as compared to $47,000 and $254,000, respectively, in the previous year.

Selling, general and administrative expenses decreased $588,000 to $2,047,000.

A tax benefit from the losses on operations for the nine month periods ended June 30, 1995 was not reflected in the statement of consolidated operations because the net operating losses could neither be carried back to previous year, nor offset against deferred taxes.


                        ARMATRON INTERNATIONAL, INC.


                                   PART II

Item 6b.

        Reports on Form 8-K

        The Company did not file any reports on Form

        8-K for the quarter ended June 30, 1995.


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


                                                  ARMATRON INTERNATIONAL, INC.
                                                           (Registrant)






Date:  August        1995                      /s/  Charles J. Housman
                                               Charles J. Housman, President
                                               and Treasurer



Date:  August        1995                      /s/  Richard M. Housman
                                               Richard M. Housman,
                                               Controller