Form 10-K
period 1995-09-30
ARMATRON INTERNATIONAL INC
filed 1996-01-16
CIK 8699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 1995.

                                      OR

[ ] TRANSITION REPORT PURSUANT OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                           to
Commission file number:      1-4433.

                        ARMATRON INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter).

            Massachusetts                             04-1052250
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

       2 Main Street, Melrose MA                        02176
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (617) 321-2300

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
          Title of each class                      which registered
          Common Stock, $1 Par                  American Stock Exchange
          --------------------                 ------------------------

Securities registered pursuant to Section 12(g) of the Act:  None.

[X]   Indicate by check mark if disclosure of delinquent filers pursuant to
      Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10K or any amendment to this Form 10K.

[ ] Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90
      days.       Yes   [X]       No   [ ].

      The aggregate market value of common stock held by nonaffiliates on December 1, 1995 was $866,755.

      The number of shares of the Registrant's common stock outstanding on December 1, 1995 was 2,606,481.


                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on January 25, 1996, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (September 30, 1995) are incorporated by reference in Part III. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1995 are incorporated by reference in Parts I, II, and III.


                                   PART I

Item 1.    Business
-------------------

           (a) General Development of Business:
           Armatron International (the "Company") was organized in 1920 as Automatic Radio. Until 1978, the Company was primarily involved in the design and manufacture of automobile radios.

           In 1978 the Company began to concentrate its efforts primarily in manufacturing electronic insect killing devices in the Flowtron Outdoor Products Division which continued until fiscal 1984.

           Between 1984 and 1987 the Company acquired several companies in order to grow and diversify. By the end of fiscal 1987 the Company had divested itself of these acquisitions.

           The Company's Automatic Radio Division supplied AMC/Chrysler Corp. from 1986 to 1990 with radios for its JEEP. During fiscal 1990 the Company was notified by Chrysler Corporation that they would terminate their supply agreement for radios. In 1994 this Division completed field testing of its ultrasonic collision avoidance/obstacle detection system for automotive applications which is to be marketed under the trademark "ECHOVISION". Production is expected to begin in the first quarter of 1996.

           The Company's main Division, Flowtron Outdoor Products manufactures and distributes bugkillers, leaf-eaters, compost bins, biomisters, yard carts and storage sheds for consumer use.

           (b) Financial Information about Industry Segments:
           The information required by this item is incorporated herein by reference to Note 11 of the Notes to Consolidated Financial Statements on page 12 of the Company's 1995 Annual Report to Stockholders.

           (c) Narrative Description of Business:
           (1)(i) The Company operates principally in two segments, the Consumer Products segment and the Industrial Products segment.

           The Consumer Products segment involves the manufacture and distribution of Flowtron leaf-eaters, bugkillers, compost bins and biomisters. Two new products for the lawn and garden industry, a yard cart and a storage shed, were introduced for the 1995 season. The Company distributes its products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of the Company's sales in fiscal 1995 and accounts receivable as of September 30, 1995 related to business activities with such retailers.

           Net sales to one customer accounted for approximately $2,441,000 or 20% of consolidated net sales in fiscal 1995, as compared to net sales to one customer of $4,125,000 or 31% in fiscal 1994 and net sales to one customer of $4,652,000 or 29% in fiscal 1993.

           The Industrial Products segment consisted primarily of final testing and initial marketing of its ECHOVISION collision avoidance/obstacle detection system.

           (ii) All Flowtron Division products distributed in fiscal 1995 are in full production. These products undergo periodic model changes and product improvements.

           The Company began initial marketing of its collision avoidance/obstacle detection system in 1995. Production is expected to begin in the first quarter of 1996.

           (iii) The raw materials used by the Company vary widely with many sources available to meet normal product requirements.

           (iv) Although the Company owns a number of design and mechanical patents in the U.S. and foreign countries relative to its consumer products division, these patents are not believed to be material to the operations of the Company. The Company has been awarded three patents relative to the self test function of its obstacle detection system. We believe this self test will be important when customers consider alternatives.

           (v) Heavy shipments in spring and early summer of electronic insect killing devices, yard carts and biomisters complement Flowtron leaf-eaters which are shipped primarily in the late summer and fall.

           (vi) In an effort to counteract seasonal tendencies and to level production requirements, the Company follows the industry trade practice of offering its customers extended payment terms when shipments are accepted during certain limited periods, which results in seasonal fluctuations of working capital. Sales terms for the Company's other products are 30 days, net.

           (vii) The Company's largest customers, Sears, Roebuck and Co., accounted for $2,441,000, or 20%, of consolidated net sales in fiscal 1995. The Company anticipates that sales to this customer will increase in fiscal 1996.

           (viii) Shipment backlog is not a significant factor in the Company's operations.

           (ix)  Not applicable.

           (x) Active competition exists in all product lines in the consumer products division, each with a number of well-established companies which manufacture and sell products similar to those of the Company. Price, service, warranty and product performance are the bases of competition, with price becoming increasingly more important. With reference to the industrial products division the company expects active competition and expects price and product performance will be the basis of such competition.

           (xi) The amount spent on Company-sponsored research and development was not significant in any of the three years in the period ended September 30, 1995.

           (xii) The Company's compliance with federal, state and local environmental regulations had no material effect upon the expenditures, earnings or competitive position of the Company and its subsidiaries.

           In January 1991, the California Department of Health Services
           (DHS) issued a Corrective Action Order (CAO) against the Company and a former subsidiary. The CAO required the Company to comply with a Cleanup and Abatement Order which had been issued in 1990 against the Company for soil contamination at the site of the former subsidiary. To date, no determination has been made with regard to the extent of any environmental damage and who may be liable. The Company does not believe, based on the information available at this time, that the outcome of this matter will have a material adverse effect on its financial position or results of operations.

           (xiii) The number of persons employed by the Company varies from 60 to 130 due to the seasonal production cycle of the Company's products. Management believes relations with employees are satisfactory.

           (d) Financial Information about Foreign and Domestic Operations and Export Sales:
           The Company's export sales were not significant in any of the three years in the period ended September 30, 1995.

Item 2.    Properties
---------------------

           The Company's principal executive offices and main manufacturing plant are leased facilities located at 2 Main Street, Melrose, Massachusetts, a Boston suburb. Most of the Company's products are manufactured at this facility. The Company leases 84,000 sq. ft. of this facility, which has been occupied by the Company since 1964. The lease for the operating facility expires in September 2000.

Item 3.    Legal Proceedings
----------------------------

           There are no material outstanding legal proceedings at this time.

Item 4.    Submission of Matters to a Vote of Security Holders.
---------------------------------------------------------------

           Not applicable.


                                   PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters.
----------------------------------------------------------------------------

           The information required by this item is set forth under the captions "Selected Financial Data" and "Common Stock Information" on page 18 of the Company's 1995 Annual Report to Stockholders, and is incorporated herein by reference. Under its new financing agreement, as set forth in Footnote 6 on Page 9 of the Company's 1995 Annual Report to Stockholders, the Company is restricted from paying dividends for the two-year term of the agreement.
           The Company currently intends to retain earnings rather than pay cash dividends.

Item 6.    Selected Financial Data
----------------------------------

           The information required by this item is set forth under the caption "Selected Financial Data" on page 18 of the Company's 1995 Annual Report to Stockholders, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations
----------------------------------------------------------------------------

           The information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 17 of the Company's 1995 Annual Report to Stockholders, and is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data
-------------------------------------------------------

           The following financial statements and supplementary data of the Company are located on pages 2 through 15 of the Company's 1995 Annual Report to Stockholders and are incorporated herein by references:

           Consolidated Balance Sheets September 30, 1995 and 1994.

           Statements of Consolidated Operations for the Years Ended September 30, 1995, 1994 and 1993.

           Statements of Consolidated Cash Flows for the Years Ended September 30, 1995, 1994 and 1993.

           Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1995, 1994 and 1993.

           Notes to Consolidated Financial Statements.

           Reports of Independent Accountants.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------------------------------------------------------------

           The Company previously disclosed in Form 10-Q for the quarter ended March 31, 1994 its decision to change accountants. On October 5, 1994 the Company filed two Form 8-K's with the Commission disclosing that its newly engaged auditing firm had been dissolved due to a merger and that the newly merged firm had been engaged as principal accountant.


                                  PART III

Item 10.   Directors and Executive Officers of the Registrant
-------------------------------------------------------------

           The information required by this item is set forth under the captions "Election of Directors; Security Ownership of
           Management" and "Other Executive Officers" on pages 2 through 4, of the Company's Proxy Statement dated January 10, 1996, and is incorporated herein by reference.

Item 11.   Executive Compensation
---------------------------------

           The information required by this item is set forth under the captions "Executive Compensation" and "Benefit Plans" on pages 6 through 7 of the Company's Proxy Statement dated January 10, 1996 and is incorporated herein by reference.

Item 12.   Security Ownership of certain Beneficial Owners and Management.
---------------------------------------------------------------------------

           The information required by this item is set forth under the captions "Election of Directors' Security Ownership of
           Management" and "Principal Shareholder" on pages 2 through 4 of the Company's Proxy Statement dated January 10, 1996, and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions
----------------------------------------------------------

           The information required by this item is set forth under the caption, "Certain Transactions" on page 8 of the Company's Proxy Statement dated January 10, 1996, and in Footnote 6 to the Company's 1995 Annual Report to Stockholders on page 9 and is incorporated herein by reference.


                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------

           (a) The following documents are filed as part of this report:
           (1) Financial Statements
           All financial statements of the Registrant as set forth under
           Item 8 of this report on Form 10-K.

           (2) Financial Statement Schedules

           SCHEDULE                                               PAGE
            NUMBER               DESCRIPTION                     NUMBER
           -------------------------------------------------------------

                      Report of Independent Accountants          7 - 8
           VIII       Valuation & Qualifying Accounts              9

           All other financial statement schedules not listed have been omitted because they are either not required, not applicable, or the information has been included elsewhere in the financial statements or notes thereto.

           Columns omitted from schedules filed have been omitted because the information is not applicable.

           (3) Exhibits (numbered in accordance with Item 601 of
           Regulation S-K):

                                                                             PAGE NUMBER OR
           EXHIBIT                                                          INCORPORATION BY
           NUMBER                        DESCRIPTION                          REFERENCE TO
           ---------------------------------------------------------------------------------

            3.1     Restated Articles of Organization of January 23, 1984         ***
            3.2     By-laws, as amended, through December 20, 1989                ***
           10.1     Revolving Line of Credit                                      *****
           10.2     1981 Non-qualified Stock Option Plan                          ***
           10.7     Loan and Security Agreement                                   *
           10.8     Armatron International Inc./Dreyfus 401(k) Profit
                    Sharing Plan and Trust: Summary Plan Description
           10.9     Facility Lease
           11.0     Not Applicable
           13.0     Annual Report to Stockholders for FY1995
           16.0     Letter regarding change in certifying accountant              ****
           19.1     $7,000,000 Line of Credit with a Related Party                **
           21.0     List of Subsidiaries
           23.0     Consent of Independent Accountants

<F1> *       Filed as an Exhibit to the Company's Annual Report on Form 10K for
             the fiscal year ended September 30, 1994.
<F2> **      Filed as an Exhibit to the Company's Form 10-Q for the quarter ended
             March 31, 1990.
<F3> ***     Filed as an Exhibit to the Company's Annual Report on Form 10-K for
             the fiscal year ended September 30,  1990 and incorporated herein by reference.
<F4> ****    Filed as an Exhibit to the Company's Form 8-K dated February 28,
             1994 and incorporated herein by reference.
<F5> *****   Filed as an Exhibit to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.

           (b) Reports on Form 8-K
           No reports were filed on Form 8-K for the last quarter of the Company's fiscal year ended September 30, 1995.



                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------



To the Board of Directors and Stockholders of Armatron International, Inc.:


      Our report on the consolidated financial statements of Armatron International, Inc. has been incorporated by reference in this Form 10-K from page 15 of the 1995 Annual Report to Stockholders of Armatron International, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 6 of this Form 10-K.

      In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



Needham, Massachusetts
December 1, 1995                                 R. J. GOLD & COMPANY P.C.
January 5, 1996 as to Note 13




| Coopers                               | certified public accountants
| &Lybrand                              |
|                                       |


                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of
 Armatron International, Inc.:

We have audited the accompanying consolidated balance sheet of Armatron International, Inc. as of September 30, 1993 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opionion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Armatron International, Inc. as of September 30, 1993 and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 1993, in conformity with generally accepted accounting principles.


                                         /s/ COOPERS & LYBRAND
                                         Coopers & Lybrand


Boston, Massachusetts
November 24, 1993



                        ARMATRON INTERNATIONAL, INC.

              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


COLUMN A                                COLUMN B       COLUMN C       COLUMN D       COLUMN E
                                        Balance at     Charged to                    Balance at
                                        Beginning      Costs and                     End of
                                        of Period      Expenses       Deductions     Period
----------------------------------------------------------------------------------------------

Year Ended September 30, 1993:
  Allowance for doubtful accounts       $295,000       $  16,000      $ 19,000        $292,000
  Warranty costs                         106,000           5,000        21,000          90,000
                                        --------       ---------      --------        --------
                                        $401,000       $  21,000      $ 40,000        $382,000
                                        ========       =========      ========        ========

Year Ended September 30, 1994:
  Allowance for doubtful accounts       $292,000       $(146,000)     $ 46,000        $100,000
  Warranty costs                          90,000         (34,000)       43,000          40,000
                                        --------       ---------      --------        --------
                                        $382,000       $(180,000)     $ 89,000        $140,000
                                        ========       =========      ========        ========

Year Ended September 30, 1995:
  Allowance for doubtful accounts       $100,000       $  65,000      $(14,000)       $179,000
  Warranty costs                          40,000          71,000        47,000          64,000
                                        --------       ---------      --------        --------
                                        $140,000       $ 136,000      $ 33,000        $243,000
                                        ========       =========      ========        ========


                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ARMATRON INTERNATIONAL, INC.


January 10, 1996                       By:/s/ Charles J. Housman
                                       Charles J. Housman
                                       Chairman of the Board,
                                       President and Director




      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on January 10, 1996, in the capacities indicated.



By: /s/ Edward L. Housman              By:   /s/ Charles J. Housman
    Edward L. Housman                  Charles J. Housman
    Director                           Chairman of the Board,
                                       President and Director



By: /s/ Elliot J. Englander
    Elliot J. Englander
    Director



                                EXHIBIT INDEX


                                                              PAGE NUMBER OR     SEQUENTIAL
 EXHIBIT                                                      INCORPORATION BY   PAGE
 NUMBER    DESCRIPTION                                        REFERENCE TO       NUMBER
 ------------------------------------------------------------------------------------------

  3.1      Restated Articles of Organization as of            ***
           January 23, 1989

  3.2      By laws, as amended, through December 20, 1989     ***

 10.1      Revolving Line of Credit                           *****

 10.2      1981 Non-qualified Stock Option Plan               ***

 10.7      Loan and Security Agreement                        *

 10.8      Armatron International, Inc./Dreyfus 401(k)
           Profit Sharing Plan and Trust: Summary Plan
           Description

 10.9      Facility Lease

 13.0      Annual Report to Stockholders for FY 1995

 16.0      Letter regarding change in certifying accountant   ****

 19.1      $7,000,000 Line of Credit with a Related Party     **

 21.0      List of Subsidiaries

 23.0      Consent of Independent Accountants

 25.0      Not Applicable

<F1> *       Filed as an Exhibit to the Company's Annual Report on Form 10-K for
             the fiscal year ended September 30, 1994 and incorporated herein by reference.
<F2> **      Filed as an Exhibit to the Company's Form 10-Q for the quarter ended
             March 31, 1990.
<F3> ***     Filed as an Exhibit to the Company's Annual Report on Form 10-K for
             the fiscal year ended September 30, 1990 and incorporated herein by reference.
<F4> ****    Filed as an Exhibit to the Company's Form 8-K dated February 28, 1994 and incorporated herein by reference.
<F5> *****   Filed as an Exhibit to the Company's Annual Report on Form 10-K for
             the fiscal year ended September 30, 1993 and incorporated herein by reference.