Form 10-Q
period 1995-12-31
ARMATRON INTERNATIONAL INC
filed 1996-02-13
CIK 8699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to                .

Commission File Number 1-4433.


                        ARMATRON INTERNATIONAL, INC.
   -------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             Massachusetts                            04-1052250
   ----------------------------------       --------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)


           Two Main Street
       Melrose, Massachusetts                            02176
   ----------------------------------       --------------------------------
(Address of principal executive offices)              (Zip Code)


                               (617) 321-2300
   -------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


                                     N/A
   -------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report.)

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock (par value $1) outstanding at January 31, 1996 is 2,459,749 shares.



                        ARMATRON INTERNATIONAL, INC.

                                                              File No. 1-4433

                           ---------------------


                                                                      PAGE(S)
                                                                      -------


PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements
         -----------------------------
         December 31, 1995 and 1994, September 30, 1995               3 - 4

         Consolidated Condensed Statements of Operations for the
         three months ended December 31, 1995 and 1994                  5

         Consolidated Condensed Statements of Cash Flows for the
         three months ended December 31, 1995 and 1994                  6

         Notes to Consolidated Condensed Financial Statements         7 - 8

         Item 2
         ------
         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                    9 - 11


PART II - OTHER INFORMATION

         Item 4
         ------
         Results of Votes of Security Holders                           12

         Item 6b
         -------
         Reports on Form 8-K                                            12

SIGNATURES                                                              13




                        ARMATRON INTERNATIONAL, INC.
                    Consolidated Condensed Balance Sheets
             December 31, 1995 and 1994, and September 30, 1995
                           (Dollars in Thousands)


                                            (Unaudited)          (Audited)
                                            December 31,       September 30,
                                         ------------------    -------------
                                          1995        1994         1995
                                         ------      ------       ------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents              $ 1,180     $ 1,986      $ 1,322
  Trade accounts receivable,net              809         782        2,189
  Inventories (Note 2)                     2,483       3,677        2,225
  Deferred Tax Asset                         165         165          165
  Prepaids & other current assets            228         449          154
                                         --------------------------------

      Total Current Assets                 4,865       7,059        6,055

MACHINERY & EQUIPMENT, NET                   865         643          952

OTHER ASSETS                                 108         107          249
                                         --------------------------------

      Total Assets                       $ 5,838     $ 7,809      $ 7,256
                                         ================================


                 The accompanying notes are an integral part
             of the consolidated condensed financial statements.



                        ARMATRON INTERNATIONAL, INC.
                    Consolidated Condensed Balance Sheets
             December 31, 1995 and 1994, and September 30, 1995
                           (Dollars in Thousands)


                                                     (Unaudited)           (Audited)
                                                     December 31         September 30,
                                                  -----------------      -------------
                                                   1995       1994           1995
                                                  ------     ------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
  Accounts payable                                $   459    $   995     $ 1,112
  Accrued liabilities (Note 3)                        731        760         705
                                                  ------------------------------
      Total Current Liabilities                     1,190      1,755       1,817
                                                  ------------------------------
LONG-TERM DEBT  (NOTE 4)                            4,715      4,715       4,715
                                                  ------------------------------

STOCKHOLDERS' EQUITY:
  Common stock, par value $1 per share,
   6,000,000 shares authorized; shares
   issued at December 31, 1995 and 1994,
   and September 30, 1995, 2,606,481 shares         2,606      2,606       2,606
  Paid-in capital                                   6,770      6,770       6,770
  Accumulated deficit                              (9,057)    (7,651)     (8,266)
                                                  ------------------------------
                                                      319      1,725       1,110

  Less:
    Treasury stock at cost - 146,732 at
     December 31, 1995 and September 30,
     1995 and 146,727 at December 31, 1994            386        386         386
                                                  ------------------------------
      Total Stockholders' Equity (Deficiency)         (67)     1,339         724
                                                  ------------------------------
      Total Liabilities & Stockholders' Equity    $ 5,838    $ 7,809     $ 7,256
                                                  ==============================


                 The accompanying notes are an integral part
             of the consolidated condensed financial statements.




                        ARMATRON INTERNATIONAL, INC.
               Consolidated Condensed Statements of Operations
            for the Three Months ended December 31, 1995 and 1994
                (Dollars in Thousands Except Per Share Data)

                                                         (Unaudited)
                                                      Three Months Ended
                                                         December 31
                                                    ---------------------
                                                     1995          1994
                                                    ------        ------

Net Sales                                           $ 1,141       $ 1,046

Cost of Products Sold                                 1,284         1,323

Selling, general and administrative expenses            556           561

Interest expense-related parties                        120           134

Interest expense-third parties                            2             -

Other (income) expense - net                            (30)          (30)
                                                    ---------------------
      Net Loss                                      $   791       $   942
                                                    =====================



Per Share:

      Net Loss                                      $   .32       $   .38
                                                    =====================

Weighted average number of common shares
 outstanding                                      2,459,749     2,459,754
                                                  =======================



                 The accompanying notes are an integral part
             of the consolidated condensed financial statements.



                        ARMATRON INTERNATIONAL, INC.
               Consolidated Condensed Statements of Cash Flows
            for the Three Months ended December 31, 1995 and 1994
                           (Dollars in Thousands)


                                                             (Unaudited)
                                                         Three Months Ended
                                                             December 31,
                                                        ---------------------
                                                         1995         1994
                                                        ------       ------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $(  791)     $(  942)
  Adjustments to reconcile net loss to net
   cash flows from operating activities:
    Depreciation and amortization                           105          120
    Loss on disposal of equipment                            (1)           -
    Changes in operating assets & liabilities               563          390
                                                        --------------------
  Net cash flow used for operating activities:             (124)        (432)
                                                        --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for machinery and equipment                      (18)        (164)
                                                        --------------------
    Net cash flow used for investing activities:            (18)        (164)
                                                        --------------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term debt-related parties                  -         (425)
  Net cash flow used for financing activities:                -         (425)
                                                        --------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (142)      (1,021)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          1,322        3,007
                                                        --------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 1,180      $ 1,986
                                                        ====================

SUPPLEMENTAL INFORMATION:
  Interest paid - related parties                       $    41      $     -
  Interest paid - third parties                         $     2      $    45


             The accompanying notes are an integral part of the
                consolidated condensed financial statements.



                        ARMATRON INTERNATIONAL, INC.
            Notes to Consolidated Condensed Financial Statements

1.   OPINION OF MANAGEMENT

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position as of December 31, 1995 and 1994, and September 30, 1995, and the consolidated statements of operations and cash flows for the three months ended December 31, 1995 and 1994. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. The accompanying unaudited, consolidated condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.

2.   INVENTORIES

     Inventories are stated on a first-in, first-out (FIFO) method at the lower of cost or market.

     Inventories consisted of the following:

                                                   (In Thousands)
                                          (Unaudited)           (Audited)
                                          December 31,        September 30,
                                       ------------------     -------------
                                        1995       1994        1995
                                       ------     ------      ------

     Raw Materials                     $ 1,549    $ 2,542     $ 1,606
     Work in Process                       100        111          84
     Finished Goods                        834      1,024         535
                                       ------------------------------
                                       $ 2,483    $ 3,677     $ 2,225
                                       ==============================

3.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following as of:

                                                      (In thousands)
                                             (Unaudited)         (Audited)
                                             December 31,      September 30,
                                           ----------------    -------------
                                            1995      1994          1995
                                           ------    ------        ------

     Salaries, commissions and benefits    $  296    $  303        $  321
     Professional fees                         68        98            52
     Warranty costs                            35        39            64
     Advertising costs                        170       189           135
     Other                                    162       131           133
                                           ------------------------------
                                           $  731    $  760        $  705
                                           ==============================

4.   LONG-TERM DEBT

     The Company has a $7,000,000 line of credit from a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest at 10%, requires monthly payments of interest only, is payable in full in October 1997, and is collateralized by all assets of the Company. The Company had $4,715,000 outstanding under this line of credit at December 31, 1995.

5.   NOTE PAYABLE

     The Company has a $3,500,000 revolving line of credit from a commercial finance company which expires in December 1996. This line of credit is collateralized by all assets of the Company. The terms of this agreement include a borrowing limit which fluctuates depending on the levels of accounts receivable and inventory which collateralize the borrowings. Interest on amounts outstanding is payable at 2 1/4% over the commercial base rate. The commercial base rate was 8 1/2% at December 31, 1995.
     As of December 31, 1995, the Company had outstanding letters of credit amounting to approximately $297,000 under this credit agreement.


ITEM 2:

        Management's Discussion and Analysis of Financial Conditions
                          and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three month period ended December 31, 1995, operating activities consumed $124,000 in cash. The collection of trade accounts receivable generated $1,380,000 and the decrease in trade accounts payable used $653,000. These were offset by an increase in inventories of $257,000. Also, cash was consumed by a net loss of $791,000.

The Company has a revolving line of credit from a commercial finance company which provides aggregate borrowings of $3,500,000, and which expires in December 1996. Borrowings made against this line of credit are collateralized by all assets of the Company. As of January 31, 1996, the Company was contingently liable for outstanding letters of credit of approximately $407,000 under this credit agreement.

The Company has a $7,000,000 line of credit from a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest payable at 10%, requires monthly payments of interest only, is payable in full in October 1997, and is collateralized by all assets of the Company. The Company had $4,715,000 outstanding under this line of credit on January 31, 1996.

The ratio of current assets to current liabilities was 4.1 at December 31, 1995, as compared to 3.3 at September 30, 1995 and 4.0 at December 31, 1994. The ratio of consolidated debt to consolidated net worth was (88.1) at December 31, 1995, 9.0 at September 30, 1995, and 4.8 at December 31, 1994.

Sales terms for the Industrial Products segment are 30 days net, and following industry trade practice, the Consumer Products segment offers extended payment terms for delivery of existing seasonal product items such as the Flowtron electric leaf-eater, bugkiller, biomister, and compost bin, resulting in fluctuating requirements for working capital.

The Company anticipates it will have less fluctuating requirements for working capital for its new product items, the plastic Handy Hauler Yard Cart and plastic Storemore Storage Shed, as these items are subject to less seasonal fluctuations than the existing product lines.

The Company made an investment of $18,000 in capital expenditures in the first quarter of fiscal year 1996. These expenditures were mainly for tooling and dies used in production of the Company's Consumer Products. The Company anticipates commitments of $115,000 for capital expenditures during the remaining quarters of fiscal 1996.

The Company believes that its present working capital, lines of credit from a commercial finance company and related party, and other sources of financing will be sufficient to finance its seasonal borrowing needs, operations and investment in capital expenditures in fiscal 1996. Other sources of financing, provided by the Company's principal stockholder, are available to finance any working capital deficiencies.


RESULTS OF OPERATIONS
---------------------

The results of consolidated operations for the quarter ended December 31, 1995 resulted in net loss of $791,000, or $.32 per share, as compared with a net loss of $942,000, or $.38 per share in the same period of the previous year. The Company distributes its products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of the Company's sales, as well as accounts receivable, relate to business activities with such retailers. Sales increased $95,000 to $1,141,000 for the three months ended December 31, 1995, as compared to $1,046,000 for the corresponding period in the previous year. Increase in sales for the first quarter of fiscal 1996 was primarily attributable to the contribution of the Company's new products.

The Company introduced its plastic Handy Hauler Yard Cart and Storemore Storage Shed in fiscal 1995. We anticipate that these new products will be subject to less seasonal fluctuations than the existing product lines. While we expect the decrease in consumer product sales of our existing product lines to continue, we also expect the increase in consumer product sales of our new product lines to offset the decrease of the existing product lines.

Operating profit is the result of deducting operating expenses excluding interest expense, general corporate expenses, and income taxes from total revenue. Operations within the Consumer Products segment consist of the manufacture and distribution of Flowtron leaf-eaters, bugkillers, biomisters, compost bins, yard carts and storage sheds. Sales and operating losses for the Consumer Products segment in the first quarter were approximately $1,127,000 and $419,000, respectively, as compared to $1,029,000 and $576,000, respectively, in the previous year. Increased margins were responsible for the decrease in the operating loss.

The gross margins were ($143,000) and ($277,000) for 1995 and 1994, respectively. The increase of $134,000 for 1995 as compares with 1994 was primarily due to increased sales.

The Company has experienced negative gross margins in the first quarter for the past three years as product lines within the Consumer Products segment are subject to seasonal fluctuations, with most shipments occurring in the third and fourth quarters of the Company's fiscal year. Sales during the first quarter for the past three years have not exceeded 10 percent of the annual sales volume. The Company does not defer any period costs for absorption in subsequent quarters.

The Industrial Products segment has introduced electronic obstacle avoidance systems for automotive applications. Production began in January 1996. Sales and operating losses for the Industrial Products segment in the first quarter were approximately $14,000 and $80,000, respectively, as compared to $17,000 and $91,000, respectively, in the previous year.

Selling, general and administrative expenses decreased $5,000 to $556,000 for the quarter ended December 1995, when compared to the previous year.

Interest expense for the first quarter was $122,000 as compared to $134,000 in the prior year.

A tax benefit from the losses on operations for the three month periods ended December 31, 1995 and 1994, was not reflected in the statement of consolidated operations because the net operating losses could not be carried back to previous years and future recognition was not certain.




                        ARMATRON INTERNATIONAL, INC.


                                  PART II


Item 4.   Results of Votes of Security Holders
----------------------------------------------

The annual meeting of shareholders was held on January 25, 1996 in Melrose, Massachusetts. Two proposals were submitted by shareholders as described in the Company's Proxy Statement dated January 10, 1996 and were voted upon and approved by shareholders at the meeting. The table below briefly describes the proposals and results of the shareholder votes.


                                      Votes           Votes
                                      In Favor        Opposed       Abstain
                                      -------------------------------------

Shareholder proposal to elect
two directors, Charles Housman
and Edward Housman                    1,646,312         1,002


Shareholder proposal to ratify
the selection of independent
auditors for the 1996
fiscal year                           1,646,799           204         311


Messrs. Elliot J. Englander, William Welsh and Craig Spangenberg are Directors of the Company who continue to hold office.


Item 6b.   Reports on Form 8-K
------------------------------

The Company did not file any reports on Form 8-K for the quarter ended December 31, 1995.




                        ARMATRON INTERNATIONAL, INC.



                                                              File No. 1-4433

                             -------------------


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