Form 10-Q
period 1996-03-31
ARMATRON INTERNATIONAL INC
filed 1996-05-07
CIK 8699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996.

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to                .

Commission File Number 1-4433.


                        ARMATRON INTERNATIONAL, INC.
   ----------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


            Massachusetts                            04-1052250
   ----------------------------------      ------------------------------
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)


           Two Main Street
       Melrose, Massachusetts                          02176
   ----------------------------------      ------------------------------
(Address of principal executive offices)             (Zip Code)


                               (617) 321-2300
   ----------------------------------------------------------------------
            (Registrant's telephone number, including area code)


                                     N/A
   ----------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report.)

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Common Stock (par value $1) outstanding at April 30, 1996 is 2,459,749 shares.



                        ARMATRON INTERNATIONAL, INC.

                                                              File No. 1-4433

                             -------------------


                                                                       PAGE(S)


PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements
         -----------------------------

         Consolidated Condensed Balance Sheets - March 31, 1996
         and 1995, and September 30, 1995                              3  -  4

         Consolidated Condensed Statements of Operations for the
         three and six months ended March 31, 1996 and 1995               5

         Consolidated Condensed Statements of Cash Flows for the
         six months ended March 31, 1996 and 1995                         6

         Notes to Consolidated Condensed Financial Statements          7  -  8


         Item 2
         ------

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     9  -  12


PART II - OTHER INFORMATION

         Item 6(b)   Reports on Form 8-K                                  13

SIGNATURES                                                                14



                        ARMATRON INTERNATIONAL, INC.
                    Consolidated Condensed Balance Sheets
               March 31, 1996 and 1995, and September 30, 1995
                           (Dollars in Thousands)


                                           (Unaudited)          (Audited)
                                             March 31,        September 30,
                                        ------------------    -------------
                                         1996        1995         1995
                                        ------      ------       ------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents             $   106    $   256      $ 1,322
  Trade accounts receivable,net           2,687      2,419        2,189
  Inventories (Note 2)                    2,939      4,128        2,225
  Deferred tax asset                        165        165          165
  Prepaids & other current assets           229        391          154
      Total Current Assets                6,126      7,359        6,055


MACHINERY & EQUIPMENT, NET                  785        752          952


OTHER ASSETS                                108        107          249

      Total Assets                      $ 7,019    $ 8,218      $ 7,256
                                        ===============================



                 The accompanying notes are an integral part
             of the consolidated condensed financial statements.



                        ARMATRON INTERNATIONAL, INC.
                    Consolidated Condensed Balance Sheets
               March 31, 1996 and 1995, and September 30, 1995
                           (Dollars in Thousands)


                                                       (Unaudited)          (Audited)
                                                         March 31,          Sept. 30,
                                                      1996       1995         1995
                                                    --------   --------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:

    Accounts payable                                  1,639       1,806       1,112
    Accrued liabilities (Note 3)                      1,027         743         705
                                                    -------------------------------

      Total Current Liabilities                       2,666       2,549       1,817
                                                    -------------------------------

LONG-TERM DEBT  (NOTE 4)                              4,715       4,715       4,715
                                                    -------------------------------


STOCKHOLDERS' EQUITY:
  Common stock, par value $1 per share,
   6,000,000 shares authorized; shares
   issued at March 31, 1996 and 1995, and
   September 30, 1995, 2,606,481 shares               2,606       2,606       2,606
  Paid-in capital                                     6,770       6,770       6,770
  Accumulated deficit                                (9,352)     (8,036)     (8,266)
                                                    -------------------------------
                                                         24       1,340       1,110


  Less:
    Treasury stock at cost - 146,732 at
     March 31, 1996 and September 30, 1995
     and 146,727 at March 31, 1995                      386         386         386
                                                    -------------------------------

       Total Stockholders'(Deficiency) Equity          (362)        954         724
                                                    -------------------------------

       Total Liabilities & Stockholders'
        (Deficiency) Equity                         $ 7,019     $ 8,218     $ 7,256
                                                    ===============================


                 The accompanying notes are an integral part
             of the consolidated condensed financial statements.



                        ARMATRON INTERNATIONAL, INC.
               Consolidated Condensed Statements of Operations
         for the Three and Six Months Ended March 31, 1996 and 1995
                (Dollars in Thousands Except Per Share Data)


                                                                 (Unaudited)
                                                   Three Months               Six Months
                                                  Ended March 31,           Ended March 31,
                                                 1996         1995         1996         1995
                                                -------      -------     --------     --------

Net Sales                                       $ 3,051      $ 3,019     $  4,192     $  4,065

Cost of Products Sold                             2,494        2,590        3,778        3,913

Selling, general and administrative expenses        728          715        1,284        1,276

Interest expense-related parties                    120          122          240          256

Interest expense-third parties                        7            -            9            -

Other (income) expense - net                         (3)         (23)         (33)         (53)

      Net Loss                                  $  (295)     $  (385)    $ (1,086)    $ (1,327)
                                                ==============================================

Per Share:

      Net Loss                                  $  (.12)     $  (.16)    $   (.44)    $   (.54)
                                                ==============================================

Weighted average number of common shares
 outstanding                                  2,459,749    2,459,754    2,459,749    2,459,754



                 The accompanying notes are an integral part
             of the consolidated condensed financial statements.



                        ARMATRON INTERNATIONAL, INC.
               Consolidated Condensed Statements of Cash Flows
              for the Six Months Ended March 31, 1996 and 1995
                           (Dollars in Thousands)


                                                         (Unaudited)
                                                      Six Months Ended
                                                          March 31,
                                                      1996         1995
                                                    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $ (1,086)    $ (1,327)
  Adjustments to reconcile net loss to net
   cash flows from operating activities:
    Depreciation                                         199          227
    Loss on disposal of equipment                         (1)           -
    Change in operating assets & liabilities            (296)        (846)
  Net cash flow used for operating activities:        (1,184)      (1,946)

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for machinery and equipment                   (32)        (380)
    Net cash flow used for investing activities:         (32)        (380)

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on long-term debt-related parties               -         (425)
    Net cash flow used for financing activities:           -         (425)

NET DECREASE IN CASH AND CASH EQUIVALENTS             (1,216)      (2,751)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       1,322        3,007

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $    106     $    256
                                                    =====================

SUPPLEMENTAL INFORMATION:
  Interest paid - related parties                   $     41     $    244
  Interest paid - third parties                     $      9     $      -
  Income taxes paid                                 $      -     $      -



                 The accompanying notes are an integral part
             of the consolidated condensed financial statements.



                        ARMATRON INTERNATIONAL, INC.
            Notes to Consolidated Condensed Financial Statements


1.   OPINION OF MANAGEMENT

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position as of March 31, 1996 and 1995, and September 30, 1995, the consolidated statements of operations, for the three and six months ended March 31, 1996 and 1995 and the consolidated statement of cash flows for the six months ended March 31, 1996 and 1995. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. The accompanying unaudited, consolidated condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.


2.   INVENTORIES

     Inventories are stated on a first-in, first-out (FIFO) method at the lower of cost or market.

     Inventories consisted of the following:

                                                  (In Thousands)
                                         (Unaudited)          (Audited)
                                          March 31,         September 30,
                                       1996       1995          1995
                                      ------     ------     -------------

     Purchased Components             $1,288     $2,637        $1,606

     Work in Process                     130        150            84

     Finished Goods                    1,521      1,341           535
                                      $2,939     $4,128        $2,225
                                      ===============================

3.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following as of:

                                                  (Unaudited)         (Audited)
                                                    March 31,       September 30,
                                                 1996      1995         1995
                                                ------    ------    -------------

     Salaries, commissions and benefits. . . .  $  385     $ 375       $ 321
     Professional fees . . . . . . . . . . . .      43        31          52
     Warranty costs  . . . . . . . . . . . . .      15        37          64
     Advertising costs . . . . . . . . . . . .     224       171         135
     Other . . . . . . . . . . . . . . . . . .     360       129         133
                                                $1,027     $ 743       $ 705
                                                ============================

4.   LONG-TERM DEBT

     The Company has a $7,000,000 line of credit from a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest at 10%, requires monthly payments of interest only, is payable in full in October 1997, and is collateralized by all assets of the Company. The Company had $4,715,000 outstanding under this line of credit at March 31, 1996.


5.   NOTE PAYABLE

     The Company has a $3,500,000 revolving line of credit from a commercial finance company which expires in December 1996. This line of credit is collateralized by all assets of the Company. The terms of this agreement include a borrowing limit which fluctuates depending on the levels of accounts receivable and inventory which collateralize the borrowings. Interest on amounts outstanding is payable at 2 1/4% over the commercial base rate. The commercial base rate was 8 1/4% at March 31, 1996. As of March 31, 1996, the Company had outstanding letters of credit amounting to approximately $497,000 under this credit agreement.




                        ARMATRON INTERNATIONAL, INC.
        Management's Discussion and Analysis of Financial Conditions
                          and Results of Operations



LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

During the six months ended March 31, 1996, operating activities used $1,184,000 in cash. An increase in accounts payable and other current liabilities generated $527,000 and $322,000 respectively. These were offset by increases to inventory of $714,000 and to accounts receivable of $498,000 and a net loss of $1,086,000. Investing activities were $32,000 for the purchase of equipment. As a result primarily of these factors, cash and cash equivalents decreased $1,216,000.

The Company has a revolving line of credit which provides aggregate borrowings of $3,500,000, and which expires in December 1996. Borrowings made against this line of credit are collateralized by all assets of the Company. As of April 30, 1996, the Company was contingently liable for outstanding letters of credit of approximately $472,000 under this credit agreement.

The Company has a $7,000,000 line of credit from a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest payable at 10%, requires monthly payments of interest only, is payable in full in October 1997, and is collateralized by all assets of the Company. The Company had $4,715,000 outstanding under this line of credit on April 30, 1996.

The ratio of current assets to current liabilities was 2.3 at March 31, 1996 as compared to 3.3 at September 30, 1995 and 2.9 at March 31, 1995. The ratio of consolidated debt to consolidated net worth was (20.4) at March 31, 1996, 9.0 at September 30, 1995, and 7.6 at March 31, 1995.

Sales terms for the Industrial Products segment are 30 days net, and following industry trade practice, the Consumer Products segment offers extended payment terms for delivery of existing seasonal product items such as the Flowtron leaf eater, bugkiller, biomister, and the compost bin, resulting in fluctuating requirements for working capital.

The Company anticipates it will have less fluctuating requirements for working capital for its new product items, the plastic Handy Hauler Yard Cart and plastic Storemore Storage Shed, as these items are subject to less seasonal fluctuations than existing product lines.

The Company made an investment of $32,000 in capital expenditures in the first two quarters of fiscal year 1996. These expenditures were mainly for tooling and dies used in production. The Company anticipates commitments of $101,000 for capital expenditures during the remaining quarters of fiscal 1996.

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


RESULTS OF OPERATIONS
- ---------------------

The results of consolidated operations for the quarter ended March 31, 1996 resulted in net loss of $295,000, or $.12 per share, as compared with net loss of $385,000 or $.16 per share in the same period of the previous year. The Company distributes its products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of the Company's sales, as well as accounts receivable, relate to business activities with such retailers. Sales increased $32,000 to $3,051,000 for the three months ended March 31, 1996, as compared to $3,019,000 for the corresponding period in the previous year. The increase in sales was primarily attributable to the increase in sales of the ECHOVISION obstacle detection device.

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

Operating profit is the result of deducting operating expenses excluding interest expense, general corporate expenses, and income taxes from total revenue. Operations within the Consumer Products segment consist of the manufacture and distribution of Flowtron leaf-eaters, bugkillers, biomisters, compost bins, yard carts and storage sheds. Sales and operating income for the Consumer Products segment in the second quarter were approximately $2,848,000 and $67,000, respectively, as compared to $3,006,000 and operating income of $28,000, respectively, in the previous year. The expense reduction plan implemented last year was responsible for the positive operating income.

Product lines within the Consumer Products segment are subject to seasonal fluctuations, with most shipments occurring in the third and fourth quarters of the Company's fiscal year.

The Industrial Products segment has introduced electronic obstacle avoidance systems for automotive applications. Production began in January 1996. Sales and operating income for the Industrial Products segment were approximately $203,000 and $6,000, respectively, as compared to sales of $13,000 and operating losses of $88,000 in the previous year.

Selling, general and administrative expenses increased 2%, or $13,000, to $728,000 for the quarter ended March 31, 1996, when compared to the previous year.

A tax benefit from the losses on operations for the three month period ended March 31, 1996 was not reflected in the statement of consolidated operations because the net operating losses could not be carried back to previous years, and future recognition was not certain.

The results of consolidated operations for the six months ended March 31, 1996 resulted in a net loss of $1,086,000 or $.44 per share, as compared with a net loss of $1,327,000, or $.54 per share in the same period of the previous year. Sales increased $127,000 to $4,192,000 for the six months ended March 31, 1996, as compared to $4,065,000 for the corresponding period in the previous year.

Sales and operating losses for the Consumer Products segment for the six months ended March 31, 1996 were approximately $3,975,000 and $352,000, respectively, as compared to $4,035,000 and $548,000, respectively, in the previous year.

Sales and operating losses for the Industrial Products segment during the six months ended March 31, 1995 were approximately $217,000 and $74,000, respectively, as compared to $30,000 and $179,000, respectively, in the previous year.

Selling, general and administrative expenses increased 1%, or $8,000 to $1,284,000.

A tax benefit from the losses on operations for the six month period ended March 31, 1996 was not reflected in the statement of consolidated operations because the net operating losses could neither be carried back to previous years, and future recognition was not certain.




                        ARMATRON INTERNATIONAL, INC.


                                   PART II



Item 6b.

           Reports on Form 8-K


      The Company filed no Form 8-K's for the quarter ended March 31, 1996.





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