Form 10-Q
period 1996-06-30
ARMATRON INTERNATIONAL INC
filed 1996-08-09
CIK 8699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q

X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996.
                                      OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to                .

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

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ______   No ______
                    APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of Common Stock (par value $1) outstanding at July 31, 1996 is 2,459,749 shares.

                        ARMATRON INTERNATIONAL, INC.

                                              File No. 1-4433

                             -------------------


                                                                  PAGE(S)


PART I - FINANCIAL INFORMATION
     Item 1 - Financial Statements

     Consolidated Condensed Balance Sheets -
     June 30, 1996 and 1995, and September 30, 1995                3 - 4

     Consolidated Condensed Statements of Operations for
     the three and nine months ended June 30, 1996 and 1995          5

     Consolidated Condensed Statements of Cash Flows for
     the nine months ended June 30, 1996 and 1995                    6

     Notes to Consolidated Condensed Financial Statements          7 - 8


     Item 2

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                           9 - 11


PART II - OTHER INFORMATION

     Item 6(b)   Reports on Form 8-K                                 12

     SIGNATURE                                                       13

                        ARMATRON INTERNATIONAL, INC.
                    Consolidated Condensed Balance Sheets
               June 30, 1996 and 1995, and September 30, 1995
                           (Dollars in Thousands)

                                      (Unaudited)       (Audited)
                                        June 30,      September 30,
                                     1996     1995        1995


ASSETS

 CURRENT ASSETS:
  Cash and cash equivalents         $  230   $  340      $1,322
  Trade accounts receivable,net      4,618    2,712       2,189
  Inventories (Note 2)               2,196    3,218       2,225
  Deferred tax asset                   165      165         165
  Prepaids & other current assets      203      405         154
                                    ______   ______      ______

    Total Current Assets             7,412    6,840       6,055


MACHINERY & EQUIPMENT, NET             711      742         952


OTHER ASSETS                           108      107         249

    Total Assets                    $8,231   $7,689      $7,256
                                    ======   ======      ======


                 The accompanying notes are an integral part
             of the consolidated condensed financial statements.

                        ARMATRON INTERNATIONAL, INC.
                    Consolidated Condensed Balance Sheets
               June 30, 1996 and 1995, and September 30, 1995
                           (Dollars in Thousands)


                                                (Unaudited)       (Audited)
                                                  June 30,        Sept. 30,
                                               1996      1995       1995

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable                          $1,811    $  790     $1,112
    Accrued liabilities (Note 3)               1,335       770        705
    Notes Payable (Note 5)                         -       192          -

      Total Current Liabilities                3,146     1,752      1,817

LONG-TERM DEBT  (NOTE 4)                       4,715     4,715      4,715


STOCKHOLDERS' EQUITY:
  Common stock, par value $1 per
   share, 6,000,000 shares authorized;
   shares issued at June 30, 1996 and
   1995, and September 30, 1995,
   2,606,481 shares                            2,606     2,606      2,606
  Paid-in capital                              6,770     6,770      6,770
  Retained earnings (deficit)                 (8,620)   (7,768)    (8,266)
                                                 756     1,608      1,110


  Less:
    Treasury stock at cost - 146,732
     at June 30, 1996 and September 30,
     1995, and 146,727 at June 30, 1995          386       386        386
      Total Stockholders' Equity                 370     1,222        724

    Total Liabilities & Stockholders' Equity   $8,231   $7,689     $7,256
                                               ======   ======     ======

                 The accompanying notes are an integral part
             of the consolidated condensed financial statements.

                        ARMATRON INTERNATIONAL, INC.
               Consolidated Condensed Statements of Operations
      for the Three and Nine Month Periods Ended June 30, 1996 and 1995
                (Dollars in Thousands Except Per Share Data)

                                                  (Unaudited)
                                        Three Months             Nine Months
                                        Ended June 30,         Ended  June 30,
                                       1996        1995        1996        1995

Net Sales                             $6,717      $4,666      $10,909     $ 8,731

Cost of Products Sold                  4,785       3,500        8,563       7,413

Selling, general and
 administrative expenses               1,055         771        2,339       2,047

Interest expense-related parties         119         119          359         367

Interest expense-third parties            28          23           37          31

Other (income) expense - net              (4)        (14)         (37)        (68)
    Net Income (Loss)                 $  734      $  267       $ (352)    $(1,059)
                                      ======      ======       ======     =======

Per Share:
    Net Income (Loss)                 $  .30      $  .11       $ (.14)    $  (.43)
                                      ======      ======       ======     =======

Weighted average number of
 common shares outstanding         2,459,749   2,459,754    2,459,749  	2,459,754


                 The accompanying notes are an integral part
             of the consolidated condensed financial statements.

                        ARMATRON INTERNATIONAL, INC.
               Consolidated Condensed Statements of Cash Flows
              for the Nine Months Ended June 30, 1996 and 1995
                           (Dollars in Thousands)

                                                      (Unaudited)
                                                   Nine Months Ended
                                                       June 30,
                                                   1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $  (352)   $(1,059)
  Adjustments to reconcile net loss to
   net cash flows from operating activities:
    Depreciation                                      286        329
    Loss on disposal of equipment                      (1)         -
    Change in operating assets & liabilities         (980)    (1,232)
  Net cash flow from (used for)
   operating activities:                           (1,047)    (1,962)

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for machinery and equipment                (45)      (472)
    Net cash flow used for investing activities:      (45)      (472)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) on third party
   line of credit                                       -        192
  Payments on long-term debt-related parties            -       (425)
  Payments on long-term debt-third parties
    Net cash flow used for financing activities:        -       (233)

NET DECREASE IN CASH AND CASH EQUIVALENTS          (1,092)    (2,667)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                1,322      3,007

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  230    $   340
                                                   ======    =======

SUPPLEMENTAL INFORMATION:
  Interest paid - related parties                  $   41    $   367
  Interest paid - third parties                    $   37    $    31
  Income taxes paid                                $    -    $     -


                 The accompanying notes are an integral part
             of the consolidated condensed financial statements.

                        ARMATRON INTERNATIONAL, INC.
            Notes to Consolidated Condensed Financial Statements


1.  OPINION OF MANAGEMENT

      In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position as of June 30, 1996 and 1995, and September 30, 1995, and the consolidated statements of operations and cash flows for the three and nine months ended June 30, 1996 and 1995. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. The accompanying unaudited, consolidated condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.

2.  INVENTORIES

      Inventories are stated on a first-in, first-out (FIFO) method at the lower of cost or market.

      Inventories consisted of the following:

                                          (In Thousands)
                                   (Unaudited)        (Audited)
                                     June 30,       September 30,
                                  1996      1995        1995

Purchased Components             $1,796    $1,330     $1,606

Work in Process                      80       100         84

Finished Goods                      320     1,788        535
                                 $2,196    $3,218     $2,225
                                 ======    ======     ======

                        ARMATRON INTERNATIONAL, INC.
            Notes to Consolidated Condensed Financial Statements

3.  ACCRUED LIABILITIES

      Accrued liabilities consist of the following as of:

                                                     (In thousands)
                                              (Unaudited)       (Audited)
                                                June 30,      September 30,
                                             1996     1995        1995

Salaries, commissions and benefits.......   $  434    $382        $321
Professional fees........................       68      45          52
Warranty costs...........................       40      30          64
Advertising costs........................      233     192         135
Other....................................      560     121         133
                                            $1,335    $770        $705
                                            ======    ====        ====

4.  LONG-TERM DEBT

      The Company has a $7,000,000 line of credit from a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest at 10%, requires monthly payments of interest only, is payable in full in October 1997, and is collateralized by all assets of the Company. The Company had $4,715,000 outstanding under this line of credit at June 30, 1996.

5.  NOTE PAYABLE

      The Company has a $3,500,000 revolving line of credit from a commercial finance company which expires in December 1996. This line of credit is collateralized by all assets of the Company. The terms of this agreement include a borrowing limit which fluctuates depending on the levels of accounts receivable and inventory which collaterlize the borrowings. Interest on amounts outstanding is payable at 2 1/4% over the commercial base rate. The commercial base rate was 8 1/4% at June 30, 1996. As of June 30, 1996, the Company had outstanding letters of credit amounting to approximately $624,000 under this agreement.

                        ARMATRON INTERNATIONAL, INC.
        Management's Discussion and Analysis of Financial Conditions
                          and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended June 30, 1996, operating activities used $1,047,000 in cash. Trade accounts receivable increased $2,429,000. The net loss was $352,000. Accounts Payable and other current liabilities increased $699,000 and $630,000 respectively. Investing activities used $45,000 for the purchase of equipment. As a result, primarily of these factor, cash and cash equivalents decreased $1,092,000.

The Company has a revolving line of credit from a commercial finance company which provides aggregate borrowings of $3,500,000 and which expires in December 1996. Borrowings made against this line of credit are collateralized by all assets of the Company. As of June 30, 1996, the Company was contingently liable for outstanding letters of credit of approximately $624,000 under this credit agreement.

The Company has a $7,000,000 line of credit from a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest payable at 10%, requires monthly payment of interest only, is payable in full in October 1997, and is collateralized by all assets of the Company. The Company had $4,715,000 outstanding under this line of credit on June 30, 1996.

The ratio of current assets to current liabilities was 2.4 at June 30, 1996 as compared to 3.3 at September 30, 1995 and 3.9 at June 30, 1995. The ratio of consolidated debt to consolidated net worth was 21.2 at June 30, 1996, 9.0 at September 30, 1995, and 5.3 at June 30, 1995.

Sales terms for the Industrial Products segment are 30 days net, and following industry trade practice, the Consumer Products segment offers extended payment terms for delivery of existing seasonal product items such as the Flowtron leaf eater, bugkiller, biomister, compost bin and yard carts, resulting in fluctuating requirements for working capital.

The Company anticipates it will have less fluctuating requirements for working capital for its new product items, the plastic Handy Hauler Yard Cart and plastic Storemore Storage Shed, as these items are subject to less seasonal fluctuations than existing product lines.

The Company made an investment of $45,000 in capital expenditures in the first three quarters of fiscal year 1996. These expenditures were mainly for tooling and dies used in production. The Company anticipates commitments of $88,000 for capital expenditures during the remaining quarter of fiscal 1996.

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


RESULTS OF OPERATIONS
The results of consolidated operations for the quarter ended June 30, 1996 resulted in net income of $734,000, or $.30 per share, as compared with net income of $267,000, or $.11 per share in the same period of the previous year. The Company distributes its products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of the Company's sales, as well as accounts receivable, relate to business activities with such retailers. Sales increased $2,051,000 to $6,717,000 for the three months ended June 30, 1996, as compared to $4,666,000 for the corresponding period in the previous year. The increase in sales was attributable to sales of storage sheds, bugkillers and the ECHOVISION obstacle detection device.

Operating profit is the result of deducting operating expenses excluding interest expense, general corporate expenses, and income taxes from total revenue. Operations within the Consumer Products segment consist of the manufacture and distribution of Flowtron leaf-eaters, bugkillers, biomisters, compost bins, yard carts and storage sheds. Sales and operating profits for the Consumer Products segment in the third quarter were approximately $6,344,000 and $996,000, respectively, as compared to $4,656,000 and $692,000, respectively, in the previous year. Sales increased $1,688,000 due to increased sales of bugkillers and storage sheds.

Product lines within the Consumer Products segment are subject to seasonal fluctuations, with most shipments occurring in the third and fourth quarters of the Company's fiscal year.

The Industrial Products segment has introduced electronic obstacle avoidance systems for automotive applications. Production began in January 1996. Sales and operating income for the Industrial Products segment in the third quarter of 1996 were $373,000 and $83,000 respectively, as compare to sales of $10,000 and operating losses of $75,000, in the previous year.

Selling, general and administrative expenses increased $284,000 to $1,055,000 for the quarter ended June 30, 1996, when compared to the previous year.

The results of consolidated operations for the nine months ended June 30, 1996 resulted in a net loss of $352,000 or $.14 per share, as compared with a net loss of $1,059,000, or $.43 per share in the same period of the previous year. Sales increased $2,178,000 to $10,909,000 for the nine months ended June 30, 1996, as compared to $8,731,000 for the corresponding period in the previous year.

Sales and operating profits for the Consumer Products segment for the nine months ended June 30, 1996 were approximately $10,319,000, and $644,000, respectively, as compared to $8,691,000 and $144,000, respectively, in the previous year. The increase in sales was responsible for the increase in operating profit.

Sales and operating profits for the Industrial Products segment during the nine months ended June 30, 1996 were approximately $590,000 and $9,000, respectively, as compared to sales of $40,000 and operating losses of $254,000, in the previous year.

Selling, general and administrative expenses increased $292,000 to $2,339,000.

A tax benefit from the losses on operations for the nine month periods ended June 30, 1996 was not reflected in the statement of consolidated operations because the net operating losses could neither be carried back to previous years and future recognition was not certain.

                        ARMATRON INTERNATIONAL, INC.


                                   PART II


Item 6b.

         Reports on Form 8-K

         The Company did not file any reports on Form

         8-K for the quarter ended June 30, 1996.

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




                                       ARMATRON INTERNATIONAL, INC.
                                               (Registrant)






Date:  August      1996                /s/  Charles J. Housman
                                       Charles J. Housman, President
                                       and Treasurer



Date:  August       1996               /s/  Richard M. Housman
                                       Richard M. Housman,
                                       Controller