Form 10-K
period 1996-09-30
ARMATRON INTERNATIONAL INC
filed 1996-12-30
CIK 8699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996.

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $1 Par

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

      The aggregate market value of common stock held by nonaffiliates on December 2, 1996 was $472,775.

      The number of shares of the Registrant's common stock outstanding on December 2, 1996 was 2,606,481.


                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on January 16, 1997, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (September 30, 1996) are incorporated by reference in Part III. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1996 are incorporated by reference in Parts I, II, and III.


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

           The Company's Automatic Radio Division supplied AMC/Chrysler Corp. from 1986 to 1990 with radios for its JEEP. During fiscal 1990 the Company was notified by Chrysler Corporation that they would terminate their supply agreement for radios. In 1994 this Division completed field testing of its ultrasonic collision avoidance/obstacle detection system for automotive applications which is to be marketed under the trademark "ECHOVISION". Production began in the first quarter of 1996.

           The Company's main Division, Flowtron Outdoor Products manufactures and distributes bugkillers, leaf-eaters, compost bins, biomisters, yard carts and storage sheds for consumer use.

           (b) Financial Information about Industry Segments:
           The information required by this item is incorporated herein by reference to Note 11 of the Notes to Consolidated Financial Statements on page 12 of the Company's 1996 Annual Report to Stockholders.

           (c) Narrative Description of Business:
           (1)(i) The Company operates principally in two segments, the Consumer Products segment and the Industrial Products segment.

           The Consumer Products segment involves the manufacture and distribution of Flowtron leaf-eaters, bugkillers, compost bins and biomisters. Two new products for the lawn and garden industry, a yard cart and a storage shed, were introduced for the 1995 season. The Company distributes its products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of the Company's sales in fiscal 1996 and accounts receivable as of September 30, 1996 related to business activities with such retailers.

           Net sales to one customer in the Consumer Products Segment accounted for approximately $2,486,000 or 18% of consolidated net sales in fiscal 1996, as compared to net sales to one customer of $2,441,000 or 20% in fiscal 1995 and net sales to one customer of $4,125,000 or 31% in fiscal 1994.

           The Industrial Products segment consisted primarily of marketing and manufacturing of its ECHOVISION collision avoidance/obstacle detection system.

           Net sales to one customer in the Industrial Products Segment accounted for approximately $770,000 or 6% of consolidated net sales in fiscal 1996.

           (ii) All Flowtron Division products distributed in fiscal 1996 are in full production. These products undergo periodic model changes and product improvements.

           The Company began initial marketing of its collision avoidance/obstacle detection system in 1995. Production began in the first quarter of 1996.

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

           (v) Heavy shipments in spring and early summer of electronic insect killing devices, yard carts and biomisters complement Flowtron storage sheds which are shipped primarily in the late summer and fall.

           (vi) In an effort to counteract seasonal tendencies and to level production requirements, the Company follows the industry trade practice of offering its customers extended payment terms when shipments are accepted during certain limited periods, which results in seasonal fluctuations of working capital. Sales terms for the Company's other products are 30 days, net.

           (vii) The Company's largest customers, Sears, Roebuck and Co., accounted for $2,486,000, or 18%, of consolidated net sales in fiscal 1996. The Company anticipates that sales to this customer will increase in fiscal 1997.

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

           (xi) The amount spent on Company-sponsored research and development was not significant in any of the three years in the period ended September 30, 1996.

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

           (d) Financial Information about Foreign and Domestic Operations and Export Sales:
           The Company's export sales were not significant in any of the three years in the period ended September 30, 1996.

Item 2.    Properties
---------------------

           The Company's principal executive offices and main manufacturing plant are leased facilities located at 2 Main Street, Melrose, Massachusetts, a Boston suburb. The Company manufactures bugkillers, leafeaters and biomisters at this facility. The Company leases 84,000 sq. ft. of this facility, which has been occupied by the Company since 1964. The lease for the operating facility expires in September 2000.

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


                                   PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters.
----------------------------------------------------------------------------

           The information required by this item is set forth under the captions "Selected Financial Data" and "Common Stock Information" on page 18 of the Company's 1996 Annual Report to Stockholders, and is incorporated herein by reference. Under its financing agreement, as set forth in Footnote 6 on Page 9 of the Company's 1996 Annual Report to Stockholders, the Company is restricted from paying dividends for the three-year term of the agreement. The Company currently intends to retain earnings rather than pay cash dividends.

Item 6.    Selected Financial Data
----------------------------------

           The information required by this item is set forth under the caption "Selected Financial Data" on page 18 of the Company's 1996 Annual Report to Stockholders, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations
----------------------------------------------------------------------------

           The information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 17 of the Company's 1996 Annual Report to Stockholders, and is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data
-------------------------------------------------------

           The following financial statements and supplementary data of the Company are located on pages 2 through 15 of the Company's 1996 Annual Report to Stockholders and are incorporated herein by references:

           Consolidated Balance Sheets September 30, 1996 and 1995.

           Statements of Consolidated Operations for the Years Ended September 30, 1996, 1995 and 1994.

           Statements of Consolidated Cash Flows for the Years Ended September 30, 1996, 1995 and 1994.

           Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1996, 1995 and 1994.

           Notes to Consolidated Financial Statements.

           Reports of Independent Accountants.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------------------------------------------------------------

           Not Applicable.


                                  PART III

Item 10.   Directors and Executive Officers of the Registrant
-------------------------------------------------------------

           The information required by this item is set forth under the captions "Election of Directors; Security Ownership of Management" and "Other Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance on pages 2 through 4, and page 9 of the Company's Proxy Statement dated December 30, 1996, and is incorporated herein by reference.

Item 11.   Executive Compensation
---------------------------------

           The information required by this item is set forth under the captions "Executive Compensation" and "Benefit Plans" on pages 5 through 8 of the Company's Proxy Statement dated December 30, 1996 and is incorporated herein by reference.

Item 12.   Security Ownership of certain Beneficial Owners and Management.
---------------------------------------------------------------------------

           The information required by this item is set forth under the captions "Election of Directors' Security Ownership of
           Management" and "Principal Shareholder" on pages 2 through 4 of the Company's Proxy Statement dated December 30, 1996, and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions
----------------------------------------------------------

           The information required by this item is set forth under the caption, "Certain Transactions" on page 7 of the Company's Proxy Statement dated December 30, 1996, and in Footnote 6 to the Company's 1996 Annual Report to Stockholders on page 9 and is incorporated herein by reference.


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

           (2) Financial Statement Schedules

           SCHEDULE                                               PAGE
            NUMBER               DESCRIPTION                     NUMBER
           -------------------------------------------------------------

                      Report of Independent Accountants           7
           VIII       Valuation & Qualifying Accounts             8

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

           (3) Exhibits (numbered in accordance with Item 601 of
           Regulation S-K):

                                                                             PAGE NUMBER OR
           EXHIBIT                                                          INCORPORATION BY
           NUMBER                        DESCRIPTION                          REFERENCE TO
           ---------------------------------------------------------------------------------

            3.1     Restated Articles of Organization of January 23, 1984         ***
            3.2     By-laws, as amended, through December 20, 1989                ***
           10.1     Revolving Line of Credit                                      *****
           10.2     1981 Non-qualified Stock Option Plan                          ***
           10.7     Loan and Security Agreement                                   *
           10.8     Armatron International Inc./Dreyfus 401(k) Profit
                    Sharing Plan and Trust: Summary Plan Description              ******
           10.9     Facility Lease						  ******
           11.0     Not Applicable
           13.0     Annual Report to Stockholders for FY 1996
           19.1     $7,000,000 Line of Credit with a Related Party                **
           21.0     List of Subsidiaries
           23.0     Consent of Independent Accountants

<F1> *       Filed as an Exhibit to the Company's Annual Report on Form 10K for
             the fiscal year ended September 30, 1994.
<F2> **      Filed as an Exhibit to the Company's Form 10-Q for the quarter ended
             March 31, 1990.
<F3> ***     Filed as an Exhibit to the Company's Annual Report on Form 10-K for
             the fiscal year ended September 30, 1990 and incorporated herein by reference.
<F4> *****   Filed as an Exhibit to the Company's Annual Report on Form 10-K for
             the fiscal year ended September 30, 1993 and incorporated herein by reference.
<F5> ******  Filed as an Exhibit to the Company's Annual Report on Form 10-K for
             the fiscal year ended September 30, 1995 and incorporated herein by reference.


           (b) Reports on Form 8-K
           No reports were filed on Form 8-K for the last quarter of the Company's fiscal year ended September 30, 1996.



                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------



To the Board of Directors and Stockholders of Armatron International, Inc.:


      Our report on the consolidated financial statements of Armatron International, Inc. has been incorporated by reference in this Form 10-K from page 15 of the 1996 Annual Report to Stockholders of Armatron International, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 6 of this Form 10-K.

      In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



Needham, Massachusetts
December 9, 1996                          R. J. GOLD & COMPANY P.C.
December 20, 1996 as to Note 13




                        ARMATRON INTERNATIONAL, INC.

              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


COLUMN A                                COLUMN B       COLUMN C       COLUMN D       COLUMN E
                                        Balance at     Charged to                    Balance at
                                        Beginning      Costs and                     End of
                                        of Period      Expenses       Deductions     Period
----------------------------------------------------------------------------------------------

Year Ended September 30, 1994:
  Allowance for doubtful accounts       $292,000       $(146,000)     $ 46,000        $100,000
  Warranty costs                          90,000         (34,000)       43,000          40,000
                                        --------       ---------      --------        --------
                                        $382,000       $(180,000)     $ 89,000        $140,000
                                        ========       =========      ========        ========

Year Ended September 30, 1995:
  Allowance for doubtful accounts       $100,000       $  65,000      $(14,000)       $179,000
  Warranty costs                          40,000          71,000        47,000          64,000
                                        --------       ---------      --------        --------
                                        $140,000       $ 136,000      $ 33,000        $243,000
                                        ========       =========      ========        ========

Year Ended September 30, 1996:
  Allowance for doubtful accounts       $179,000       $   2,000      $  5,000        $176,000
  Warranty costs                          64,000          77,000       101,000          40,000
                                        --------       ---------      --------        --------
                                        $243,000       $  79,000      $106,000        $216,000
                                        ========       =========      ========        ========


                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ARMATRON INTERNATIONAL, INC.


December 26, 1996                      By:/s/ Charles J. Housman
                                       --------------------------------
                                       Charles J. Housman
                                       Chairman of the Board,
                                       President and Director




      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on December 26, 1996, in the capacities indicated.



By: /s/ Edward L. Housman              By: /s/ Charles J. Housman
--------------------------------       --------------------------------
    Edward L. Housman                  Charles J. Housman
    Director                           Chairman of the Board,
                                       President and Director



By: /s/ Elliot J. Englander
--------------------------------
    Elliot J. Englander
    Director



                                EXHIBIT INDEX


                                                              PAGE NUMBER OR
 EXHIBIT                                                      INCORPORATION BY
 NUMBER    DESCRIPTION                                        REFERENCE TO
 -----------------------------------------------------------------------------

  3.1      Restated Articles of Organization as of            ***
           January 23, 1989

  3.2      By laws, as amended, through December 20, 1989     ***

 10.1      Revolving Line of Credit                           *****

 10.2      1981 Non-qualified Stock Option Plan               ***

 10.7      Loan and Security Agreement                        *

 10.8      Armatron International, Inc./Dreyfus 401(k)
           Profit Sharing Plan and Trust: Summary Plan
           Description                                        ******

 10.9      Facility Lease				      ******

 13.0      Annual Report to Stockholders for FY 1996

 19.1      $7,000,000 Line of Credit with a Related Party     **

 21.0      List of Subsidiaries

 23.0      Consent of Independent Accountants

<F1> *       Filed as an Exhibit to the Company's Annual Report on Form 10-K for
             the fiscal year ended September 30, 1994 and incorporated herein by reference.
<F2> **      Filed as an Exhibit to the Company's Form 10-Q for the quarter ended
             March 31, 1990.
<F3> ***     Filed as an Exhibit to the Company's Annual Report on Form 10-K for
             the fiscal year ended September 30, 1990 and incorporated herein by reference.
<F4> *****   Filed as an Exhibit to the Company's Annual Report on Form 10-K for
             the fiscal year ended September 30, 1993 and incorporated herein by reference.
<F5> ******  Filed as an Exhibit to the Company's Annual Report on Form 10-K for
             the fiscal year ended September 30, 1995 and incorporated herein by reference.