Form 10-Q
period 1996-12-31
ARMATRON INTERNATIONAL INC
filed 1997-02-10
CIK 8699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to                .


Commission File Number 1-4433.


                          ARMATRON INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Massachusetts                           04-1052250
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)


        Two Main Street
   Melrose, Massachusetts                      02176
--------------------------------------------------------------------------------
(Address of principal executive offices)    (Zip Code)


                                 (617) 321-2300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock (par value $1) outstanding at January 31, 1997 is 2,459,749 shares.

                          ARMATRON INTERNATIONAL, INC.

                                                                 File No. 1-4433


                          ----------------------------


                                                                         PAGE(S)


PART I  - FINANCIAL INFORMATION

          Item 1 - Financial Statements
          -----------------------------
          December 31, 1996 and 1995, September 30, 1996                   3 - 4

          Consolidated Condensed Statements of Operations for the three
           months ended December 31, 1996 and 1995                             5

          Consolidated Condensed Statements of Cash Flows for the three
           months ended December 31, 1996 and 1995                             6

          Notes to Consolidated Condensed Financial Statements             7 - 8


          Item 2
          ------
          Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      9 - 11


PART II - OTHER INFORMATION

          Item 4
          ------
          Results of Votes of Security Holders                                12

          Item 6b
          -------
          Reports on Form 8-K                                                 12

SIGNATURES                                                                    13

                          ARMATRON INTERNATIONAL, INC.
                      Consolidated Condensed Balance Sheets
               December 31, 1996 and 1995, and September 30, 1996
                             (Dollars in Thousands)



                                                                  (Unaudited)          (Audited)
                                                                  December 31,       September 30,
                                                               ------------------    -------------
                                                                1996       1995          1996
                                                               -------    -------    -------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $ 1,522    $ 1,180       $ 1,849
  Trade accounts receivable,net                                  1,156        809         2,121
  Inventories (Note 2)                                           2,513      2,483         2,349
  Deferred Tax Asset                                               130        165           130
  Prepaids & other current assets                                  335        228           187
                                                               --------------------------------

      Total Current Assets                                       5,656      4,865         6,636


MACHINERY & EQUIPMENT, NET                                         610        865           637



OTHER ASSETS                                                       107        108           202
                                                               --------------------------------

      Total Assets                                             $ 6,373    $ 5,838       $ 7,475
                                                               ================================



                   The accompanying notes are an integral part
              of the consolidated condensed financial statements.

                          ARMATRON INTERNATIONAL, INC.
                      Consolidated Condensed Balance Sheets
               December 31, 1996 and 1995, and September 30, 1996
                             (Dollars in Thousands)



                                                                  (Unaudited)          (Audited)
                                                                  December 31,       September 30,
                                                               ------------------    -------------
                                                                1996       1995          1996
                                                               -------    -------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:
  Accounts payable                                             $   875    $   459       $ 1,171
  Accrued liabilities (Note 3)                                   1,261        731         1,285
                                                               --------------------------------

      Total Current Liabilities                                  2,136      1,190         2,456
                                                               --------------------------------

LONG-TERM DEBT (NOTE 4)                                          4,715      4,715         4,715
                                                               --------------------------------

DEFERRED RENT                                                       71        ---            75

STOCKHOLDERS' EQUITY:
  Common stock, par value $1 per share, 6,000,000 shares
   authorized; shares issued at December 31, 1996 and
   1995, and September 30, 1996, 2,606,481 shares                2,606      2,606         2,606
  Paid-in capital                                                6,770      6,770         6,770
  Accumulated deficit                                           (9,539)    (9,057)       (8,761)
                                                               --------------------------------
                                                                  (163)       319           615


  Less:
    Treasury stock at cost - 146,732 at December 31, 1996
     and 1995 and September 30, 1996                               386        386           386
                                                               --------------------------------

      Total Stockholders' Equity (Deficiency)                     (549)       (67)          229
                                                               --------------------------------

      Total Liabilities & Stockholders' Equity                 $ 6,373    $ 5,838       $ 7,475
                                                               ================================



                  The accompanying notes are an integral part
               of the consolidated condensed financial statements.

                          ARMATRON INTERNATIONAL, INC.
                 Consolidated Condensed Statements of Operations
              for the Three Months ended December 31, 1996 and 1995
                  (Dollars in Thousands Except Per Share Data)


                                                      (Unaudited)
                                                   Three Months Ended
                                                      December 31
                                                 ----------------------
                                                   1996         1995
                                                 ---------    ---------

Net Sales                                        $   1,215    $   1,141

Cost of Products Sold                                1,385        1,284

Selling, general and administrative expenses           508          556

Interest expense-related parties                       120          120

Interest expense-third parties                           7            2

Other (income) expense - net                           (27)         (30)
                                                 ----------------------

         Net Loss                                $     778    $     791
                                                 ======================



Per Share:

         Net Loss                                $     .32    $     .32
                                                 ======================

Weighted average number of common shares
 outstanding                                     2,459,749    2,459,749
                                                 ======================



                  The accompanying notes are an integral part
               of the consolidated condensed financial statements.

                          ARMATRON INTERNATIONAL, INC.
                 Consolidated Condensed Statements of Cash Flows
              for the Three Months ended December 31, 1996 and 1995
                             (Dollars in Thousands)



                                                          (Unaudited)
                                                       Three Months Ended
                                                          December 31,
                                                       ------------------
                                                        1996       1995
                                                       -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $  (778)   $  (791)
  Adjustments to reconcile net loss to net cash
   flows from operating activities:
    Depreciation and amortization                           76        105
    Loss on disposal of equipment                           (1)        (1)
    Changes in operating assets & liabilities              427        563
                                                       ------------------
      Net cash flow used for operating activities:        (276)      (124)
                                                       ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for machinery and equipment                     (51)       (18)
                                                       ------------------
      Net cash flow used for investing activities:         (51)      (164)
                                                       ------------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Net cash flow used for financing activities:               -          -
                                                       ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (327)      (142)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         1,849      1,322
                                                       ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 1,522    $ 1,180
                                                       ==================

SUPPLEMENTAL INFORMATION:
  Interest paid - related parties                      $     -    $    41
  Interest paid - third parties                        $     7    $     2



                  The accompanying notes are an integral part
               of the consolidated condensed financial statements.

                          ARMATRON INTERNATIONAL, INC.
              Notes to Consolidated Condensed Financial Statements


1.    OPINION OF MANAGEMENT
---------------------------
      In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position as of December 31, 1996 and 1995, and September 30, 1996, and the consolidated statements of operations and cash flows for the three months ended December 31, 1996 and 1995. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. The accompanying unaudited, consolidated condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.

2.    INVENTORIES
-----------------
      Inventories are stated on a first-in, first-out (FIFO) method at the lower of cost or market.

      Inventories consisted of the following:


                                                  (In Thousands)
                                           (Unaudited)          (Audited)
                                           December 31,       September 30,
                                        ------------------    -------------
                                         1996       1995          1996
                                        -------    -------    -------------

         Raw Materials                  $ 1,626    $ 1,549       $ 1,632
         Work in Process                    100        100            65
         Finished Goods                     787        834           652
                                        --------------------------------
                                        $ 2,513    $ 2,483       $ 2,349
                                        ================================

3.    ACCRUED LIABILITIES
-------------------------
      Accrued liabilities consist of the following as of:


                                                             (In thousands)
                                                     (Unaudited)          (Audited)
                                                     December 31,       September 30,
                                                  ------------------    -------------
                                                   1996       1995          1996
                                                  -------    -------    -------------

      Salaries, commissions and benefits . . . .  $   328    $   296       $   365
      Warranty costs . . . . . . . . . . . . . .       42         35            40
      Advertising costs  . . . . . . . . . . . .      129        170           145
      Interest . . . . . . . . . . . . . . . . .      559         80           439
      Other  . . . . . . . . . . . . . . . . . .      203        150           296
                                                  --------------------------------
                                                  $ 1,261    $   731       $ 1,285
                                                  ================================

                          ARMATRON INTERNATIONAL, INC.
              Notes to Consolidated Condensed Financial Statements

4.    LONG-TERM DEBT
--------------------
      The Company has a $7,000,000 line of credit from a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest at 10%, requires monthly payments of interest only, is payable in full in October 1997, and is collateralized by all assets of the Company. The Company had $4,715,000 outstanding under this line of credit at December 31, 1996.

5.    NOTE PAYABLE
------------------
      The Company has a $3,500,000 revolving line of credit from a commercial finance company which expires in December 1999. This line of credit is collateralized by all assets of the Company. The terms of this agreement include a borrowing limit which fluctuates depending on the levels of accounts receivable and inventory which collateralize the borrowings. Interest on amounts outstanding is payable at 1 3/4% over the commercial base rate. The commercial base rate was 8 1/4% at December 31, 1996. As of December 31, 1996, the Company had outstanding letters of credit amounting to approximately $564,000 under this credit agreement.

ITEM 2:
          Management's Discussion and Analysis of Financial Conditions
                            and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the three month period ended December 31, 1996, operating activities consumed $276,000 in cash. The collection of trade accounts receivable generated $465,000 and the decrease in trade accounts payable used $297,000. These were offset by an increase in inventories of $164,000. Also, cash was consumed by a net loss of $778,000.

The Company has a revolving line of credit from a commercial finance company which provides aggregate borrowings of $3,500,000, and which expires in December 1999. Borrowings made against this line of credit are collateralized by all assets of the Company. As of January 31, 1997, the Company was contingently liable for outstanding letters of credit of approximately $582,000 under this credit agreement.

The Company has a $7,000,000 line of credit from a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest payable at 10%, requires monthly payments of interest only, is payable in full in October 1997, and is collateralized by all assets of the Company. The Company had $4,715,000 outstanding under this line of credit on January 31, 1997.

The ratio of current assets to current liabilities was 2.7 at December 31, 1996, as compared to 2.7 at September 30, 1996 and 4.1 at December 31, 1995. The ratio of consolidated debt to consolidated net worth was (12.6) at December 31, 1996,
31.6 at September 30, 1996, and (88.1) at December 31, 1995.

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

The Company made an investment of $51,000 in capital expenditures in the first quarter of fiscal year 1997. These expenditures were mainly for tooling and dies used in production of the Company's Consumer Products. The Company anticipates commitments of $416,000 for capital expenditures during the remaining quarters of fiscal 1997.

The Company believes that its present working capital, lines of credit from a commercial finance company and related party, and other sources of financing will be sufficient to finance its seasonal borrowing needs, operations and investment in capital expenditures in fiscal 1997.

RESULTS OF OPERATIONS

The results of consolidated operations for the quarter ended December 31, 1996 resulted in net loss of $778,000, or $.32 per share, as compared with a net loss of $791,000, or $.32 per share in the same period of the previous year. The Company distributes its products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of the Company's sales, as well as accounts receivable, relate to business activities with such retailers. Sales increased $74,000 to $1,215,000 for the three months ended December 31, 1996, as compared to $1,141,000 for the corresponding period in the previous year.

The Company introduced its plastic Handy Hauler Yard Cart and Storemore Storage Shed in fiscal 1995. These products are subject to less seasonal fluctuations than the existing product lines. While we expect the decrease in consumer product sales of our existing product lines to level off, we expect the increase in consumer product sales of our new product lines to augment the sales of the existing product lines.

Operating profit is the result of deducting operating expenses excluding interest expense, general corporate expenses, and income taxes from total revenue. Operations within the Consumer Products segment consist of the manufacture and distribution of Flowtron leaf-eaters, bugkillers, biomisters, compost bins, yard carts and storage sheds. Sales and operating losses for the Consumer Products segment in the first quarter were approximately $1,182,000 and $437,000, respectively, as compared to $1,127,000 and $419,000, respectively, in the previous year.

The Company has experienced negative gross margins in the first quarter for the past several years as product lines within the Consumer Products segment are subject to seasonal fluctuations, with most shipments occurring in the third and fourth quarters of the Company's fiscal year. Sales during the first quarter for the past three years have not exceeded 10 percent of the annual sales volume. The Company does not defer any period costs for absorption in subsequent quarters.

The Industrial Products segment has introduced electronic obstacle avoidance systems for automotive applications. Production began in January 1996. Sales and operating losses for the Industrial Products segment in the first quarter were approximately $33,000 and $84,000, respectively, as compared to $17,000 and $80,000, respectively, in the previous year.

Gross margins were ($170,000) and ($143,000) for 1996 and 1995, respectively.

Selling, general and administrative expenses decreased $48,000 to $508,000 for the quarter ended December 1996, when compared to the previous year.

Interest expense for the first quarter was $127,000 as compared to $122,000 in the prior year.

A tax benefit from the losses on operations for the three month periods ended December 31, 1996 and 1995, was not reflected in the statement of consolidated operations because the net operating losses could not be carried back to previous years and future recognition was not certain.

                          ARMATRON INTERNATIONAL, INC.


                                     PART II


Item 4.  Results of Votes of Security Holders
---------------------------------------------

The annual meeting of shareholders was held on January 16, 1997 in Melrose, Massachusetts. Two proposals were submitted by shareholders as described in the Company's Proxy Statement dated December 30, 1996 and were voted upon and approved by shareholders at the meeting. The table below briefly describes the proposals and results of the shareholder votes.



                                                        Votes      Votes
                                                      In Favor     Opposed    Abstain
                                                      ---------    -------    -------

Shareholder proposal to elect one director,
 Elliot J. Englander                                  1,561,537     6,580


Shareholder proposal to ratify the selection of
 independent auditors for the 1997 fiscal year        1,565,967     1,925       225


Messrs. Charles J. Housman, Edward L. Housman and Craig Spangenberg are Directors of the Company who continue to hold office.


Item 6b. Reports on Form 8-K
----------------------------

The Company did not file any reports on Form 8-K for the quarter ended December 31, 1996.

                          ARMATRON INTERNATIONAL, INC.


                                                                 File No. 1-4433
                                                                 ---------------


                         ------------------------------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                     ARMATRON INTERNATIONAL, INC.
                                     -------------------------------------------
                                     (Registrant)






Date:     2/10/97                    /s/  Charles J. Housman
     --------------------------      -------------------------------------------
                                     Charles J. Housman, President and Treasurer



Date:     2/10/97                    /s/ Richard M. Housman
     --------------------------      -------------------------------------------
                                     Richard M. Housman, Controller