Form 10-K/A
period 1996-09-30
ARMATRON INTERNATIONAL INC
filed 1997-03-27
CIK 8699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-K/A1

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


                                   PART I

Item 1. Business
      General Development of the Business:
      Armatron International (the "Company") was organized in 1920 as Automatic Radio. Until 1978, the Company was primarily involved in the design and manufacture of automobile radios.

      In 1978 the Company began to concentrate its efforts primarily in manufacturing electronic insect killing devices in the Flowtron Outdoor Products Division which continued until fiscal 1984.

      Between 1984 and 1987 the Company acquired several companies in order to grow and diversify. By the end of fiscal 1987 the Company had divested itself of these acquisitions.

      The Company's Automatic Radio Division supplied AMC/Chrysler Corp. from 1986 to 1990 with radios for its JEEP. During fiscal 1990 the Company was notified by Chrysler Corporation that they would terminate their supply agreement for radios. In 1994 this Division completed field testing of its ultrasonic collision avoidance/obstacle detection system for automotive applications which is marketed under the trademark "ECHOVISION". ECHOVISION devices monitor back blind spots and side blind spots to detect objects and alert operators to potential hidden hazards and features: intuitive audible warnings, visual warnings, automatic activation, easy installation on any type vehicle and a continuous system self-test. The advantages of using ECHOVISION devices include: increased driver awareness which is expected to result in fewer accidents, and potentially lower damages and public liability costs and increased driver awareness. The device is targeted to sell in a range of $200 to $300. The Company warrants that the product is delivered defect free. The Company began initial marketing in 1995. Production began in the first quarter of 1996.

      The Company's main Division, Flowtron Outdoor Products, manufactures and distributes: insect control devices including electronic bugkillers and biomisters, environmental products including mulching leaf-eaters and compost bins, and yard work and storage products including plastic yard carts and plastic storage sheds. All products distributed in fiscal 1996 are in full production. These products undergo periodic model changes and product improvements.

      Description of the Business:
      The Company operates principally in two segments, the Consumer Products segment and the Industrial Products segment. Information regarding the Company's segments is incorporated herein by reference to Note 11 of the Notes to Consolidated Financial Statements on page 12 of the Company's 1996 Annual Report to Stockholders.

      The Consumer Products segment involves the manufacture , at the Company's Melrose facility, of Flowtron leaf-eaters, bugkillers, and
      biomisters.   Two new products for the lawn and garden industry, a
      yard cart and a storage shed, were introduced for the 1995 season. These products are manufactured at sub-contractors. The Company believes that alternative subcontracting manufacturing sources exist for these products. The Company distributes its products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of the Company's sales in fiscal 1996 and accounts receivable as of September 30, 1996 related to business activities with such retailers.

      Net sales to one customer, Sears Roebuck and Co., in the Consumer Products Segment accounted for approximately $2,486,000 or 18% of consolidated net sales in fiscal 1996. This represents 19% of net sales in fiscal 1996 for the Consumer Products Segment. This customer accounted for $2,441,000 or 20% of net sales in fiscal 1995 and $4,125,000 or 31% of net sales in fiscal 1994. The loss of this customer would have a material adverse effect on the Consumer Products Segment and the
      financial operations of the Company.   The Company anticipates that
      sales to this customer will increase in fiscal 1997.

      The Industrial Products segment consisted primarily of marketing and manufacturing of its ECHOVISION collision avoidance/obstacle detection system. The Company began initial marketing of its collision avoidance/obstacle detection system in 1995. Production began in the first quarter of 1996. The products are manufactured at the Company's Melrose facility using components that the Company believes are available from a variety of sources. The Company's current marketing strategy is to focus on identifying potential customers and marketing directly to them.

      Net Sales to one customer, Federal Express, in the Industrial Products Segment accounted for approximately $770,000 or 6% of consolidated net sales in fiscal 1996. This represents 92% of net sales in fiscal 1996 for the Industrial Products Segment.

      The raw materials used by the Company vary widely with many sources available to meet normal product requirements.

      Although the Company owns a number of design and mechanical patents in the U.S. and foreign countries relative to its Consumer Products Division, these patents are not believed to be material to the operations of the Company. The Company has been awarded three patents relative to the self-test function of its ECHOVISION obstacle detection system. We believe this self-test will be important when customers consider alternatives.

      The Company's Consumer Products Division sales are seasonal. Heavy shipments in spring and early summer of electronic insect killing devices, yard carts and biomisters complement Flowtron storage sheds which are shipped primarily in the late summer and fall.

      In an effort to counteract seasonal tendencies and to level production requirements, the Company follows the industry trade practice of offering its customers extended payment terms when shipments are accepted during certain limited periods, which results in seasonal fluctuations of working capital. Sales terms for the Company's other products are 30 days, net. The number of persons employed by the Company varies from 60 to 130 full time employees due to the seasonal production cycle of the Company's products. The Company's employment levels are highest during the second and third quarters. Management believes relations with employees are satisfactory.

      Shipment backlog is not a significant factor in the Company's operations.

      Active competition exists in all product lines in the Consumer Products Division, each with a number of well-established companies which manufacture and sell products similar to those of the Company. Price, service, warranty and product performance are the bases of competition, with price becoming increasingly more important. With reference to the Industrial Products Division, the Company expects active competition and expects price and product performance will be the basis of such competition.

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

Item 2. Properties
      The Company's principal executive offices and main manufacturing plant are leased facilities located at 2 Main Street, Melrose, Massachusetts, a Boston suburb. The Company manufactures bugkillers, leafeaters and biomisters at this facility. The Company leases
      84,000 sq. ft. of this facility, which has been occupied by the Company since 1964. The lease for the operating facility expires in September 2000.

Item 3. Legal Proceedings
      There are no material outstanding legal proceedings at this time.

Item 4. Submission of Matters to a Vote of Security Holders.
      Not applicable.

                              PART II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters.
      The information required by this item is set forth under the captions "Selected Financial Data" and "Common Stock Information" on page 18 of the Company's 1996 Annual Report to Stockholders, and is incorporated herein by reference. Under its financing agreement, as set forth in Footnote 6 on Page 9 of the Company's 1996 Annual Report to Stockholders, the Company is restricted from paying dividends for the term of the agreement. The Company currently intends to retain earnings rather than pay cash dividends.

Item 6. Selected Financial Data
      The information required by this item is set forth under the caption "Selected Financial Data" on page 18 of the Company's 1996 Annual Report to Stockholders, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations
      The information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 17 of the Company's 1996 Annual Report to Stockholders, and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
      The following financial statements and supplementary data of the Company are located on pages 2 through 15 of the Company's 1996 Annual Report to Stockholders and are incorporated herein by references:
      Consolidated Balance Sheets September 30, 1996 and 1995.

      Statements of Consolidated Operations for the Years Ended
      September 30, 1996, 1995 and 1994

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

      Consolidated Statements of Stockholders' Equity for the
      Years Ended September 30, 1996, 1995 and 1994.

      Notes to Consolidated Financial Statements.

      Reports of Independent Accountants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
       Not applicable.

                                PART III

Item 10. Directors and Executive Officers of the Registrant
      The information required by this item is set forth under the captions "Election of Directors; Security Ownership of Management" and "Other Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 2 through 4 and page 9 of the Company's Proxy Statement dated December 30, 1996, and is incorporated herein by reference. Mr. Charles Housman, a Director and President of the Company, is the brother of Mr. Edward Housman, a Director.

Item 11. Executive Compensation
      The information required by this item is set forth under the captions "Executive Compensation" and "Benefit Plans" on pages 5 through 6 of the Company's Proxy Statement dated December 30, 1996 and is incorporated herein by reference.

Item 12. Security Ownership of certain Beneficial Owners and Management. The information required by this item is set forth under the captions "Election of Directors' Security Ownership of Management" and "Principal Shareholder" on pages 2 through 4 of the Company's Proxy Statement dated December 30, 1996, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
      The information required by this item is set forth under the caption, "Certain Transactions" on page 7 of the Company's Proxy Statement dated December 30, 1996, and in Footnote 6 to the Company's 1996 Annual Report to Stockholders on page 9 and is incorporated herein by reference.

                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      (a)The following documents are filed as part of this report:
      (1)Financial Statements
      All financial statements of the Registrant as set forth under Item 8 of this report on Form 10-K.

      (2)Financial Statement Schedules

      SCHEDULE                                                     PAGE
      NUMBER            DESCRIPTION                                NUMBER
      -------------------------------------------------------------------

                        Reports of Independent Accountants         7
      VIII              Valuation & Qualifying Accounts            8

      All other financial statement schedules not listed have been omitted because they are either not required, not applicable, or the information has been included elsewhere in the financial statements or notes thereto.
      Columns omitted from schedules filed have been omitted because the information is not applicable.

      (3)Exhibits (numbered in accordance with Item 601 of Regulation S-K):

                                                                        PAGE NUMBER OR
EXHIBIT                                                                 INCORPORATION BY
NUMBER     DESCRIPTION                                                  REFERENCE TO
----------------------------------------------------------------------------------------

 3.1       Restated Articles of Organization of January 23, 1984        ***
 3.2       By-laws, as amended, through December 20, 1989               ***
10.1       Revolving Line of Credit                                     *****
10.2       1981 Non-qualified Stock Option Plan                         ***
10.7       Loan and Security Agreement                                  *
10.8       Armatron International Inc./Dreyfus 401(k) Profit            ******
           Sharing Plan and Trust: Summary Plan Description
10.9       Facility Lease                                               ******
11.0       Not Applicable
13.0       Annual Report to Stockholders for FY1996
19.1       $7,000,000 Line of Credit with a Related Party               **
21.0       List of Subsidiaries
23.0       Consent of Independent Accountants

<F1>
* Filed as an Exhibit to the Company's Annual Report on Form 10K for the fiscal year ended September 30, 1994.
<F2>
**     Filed as an Exhibit to the Company's Form 10-Q for the quarter ended
       March 31, 1990.
<F3>
*** Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 and incorporated herein by reference.
<F4>
***** Filed as an Exhibit to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.
<F5>
****** Filed as an Exhibit to the Company's annual report on Form 10K for the fiscal year ended September 30, 1995 and incorporated herein by reference.

      (b)Reports on Form 8-K
      No reports were filed on Form 8-K for the last quarter of the Company's fiscal year ended September 30, 1996.

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


Needham, Massachusetts
December 9, 1996                              R. J. GOLD & COMPANY P.C.
December 20, 1996 as to Note 13


                        ARMATRON INTERNATIONAL, INC.

             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                     COLUMN B       COLUMN C       COLUMN D       COLUMN E
------------------------------------------------------------------------------------
                             Balance at     Charged to                    Balance at
                             Beginning      Costs and                     End of
                             of Period      Expenses       Deductions     Period
                             ----------     ----------     ----------     ----------

Year Ended
September 30, 1994:
Allowance for
 doubtful accounts           $292,000       $(146,000)     $ 46,000       $100,000
Warranty costs                 90,000         (34,000)       43,000         40,000
                             --------       ---------      --------       --------
                             $382,000       $(180,000)     $ 89,000       $140,000
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



                                         ARMATRON INTERNATIONAL, INC.



December 26, 1996                        By:/s/ Charles J. Housman
                                                Charles J. Housman
                                                Chairman of the Board,
                                                President and Director


                                         By:/s/ Richard M. Housman
                                                Richard M. Housman
                                                Controller


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on December 26, 1996, in the capacities indicated.


By:/s/ Edward L. Housman                 By:/s/ Charles J. Housman
       Edward L. Housman                        Charles J. Housman
       Director                                 Chairman of the Board,
                                                President and Director


By:/s/ Elliot J. Englander
       Elliot J. Englander
       Director



                                EXHIBIT INDEX

                                                       PAGE NUMBER OR
EXHIBIT                                                INCORPORATION BY
NUMBER     DESCRIPTION                                 REFERENCE TO
-----------------------------------------------------------------------

3.1        Restated Articles of Organi-                ***
           zation as of January 23, 1989

3.2        By laws, as amended, through                ***
           December 20, 1989

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

21.0       List of Subsidiaries

23.0       Consents of Independent Accountants


<F1>
* Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference.
<F2>
**     Filed as an Exhibit to the Company's Form 10-Q for the quarter ended
       March 31, 1990.

<F3>
*** Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990 and incorporated herein by reference.
<F4>
**** Filed as an Exhibit to the Company's Form 8-K dated February 28, 1994 and incorporated herein by reference.
<F5>
***** Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.
<F6>
****** Filed as an Exhibit to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference.