Form 10-Q
period 1997-03-31
ARMATRON INTERNATIONAL INC
filed 1997-05-06
CIK 8699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997.

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

APPLICABLE ONLY TO CORPORATE ISSUERS The number of shares of Common Stock (par value $1) outstanding at April 30, 1997 is 2,459,749 shares.



                          ARMATRON INTERNATIONAL, INC.

                                                                File No. 1-4433

                             --------------------



                                                                               PAGE(S)


PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

         Consolidated Condensed Balance Sheets - March 31, 1997 and 1996,
         and September 30, 1996                                                3 - 4

         Consolidated Condensed Statements of Operations for the three and
         six months ended March 31, 1997 and 1996                                  5

         Consolidated Condensed Statements of Cash Flows for the six months
         ended March 31, 1997 and 1996                                             6

         Notes to Consolidated Condensed Financial Statements                  7 - 8


         Item 2

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 9 - 12



PART II - OTHER INFORMATION

         Item 6(b)   Reports on Form 8-K                                         13


SIGNATURES                                                                       14

                          ARMATRON INTERNATIONAL, INC.
                     Consolidated Condensed Balance Sheets
                March 31, 1997 and 1996, and September 30, 1996
                             (Dollars in Thousands)


                                                     (Unaudited)           (Audited)
                                                      March 31,          September 30,
                                                   1997        1996          1996

ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                     $    80     $   106       $ 1,849
    Trade accounts receivable, net                  3,769       2,687         2,121
    Inventories (Note 2)                            2,970       2,939         2,349
    Deferred tax asset                                130         165           130
    Prepaids & other current assets                   277         229           187
      Total Current Assets                          7,226       6,126         6,636


MACHINERY & EQUIPMENT, NET                            670         785           637



OTHER ASSETS                                          107         108           202

      Total Assets                                $ 8,003     $ 7,019       $ 7,475
                                                  =================================


The accompanying notes are an integral part of the consolidated condensed financial statements.

                          ARMATRON INTERNATIONAL, INC.
                     Consolidated Condensed Balance Sheets
                March 31, 1997 and 1996, and September 30, 1996
                             (Dollars in Thousands)


                                                     (Unaudited)          (Audited)
                                                      March 31,           Sept. 30,
                                                   1997        1996          1996

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT
 LIABILITIES:

  Accounts payable                                  1,540       1,639         1,171
  Accrued liabilities (Note 3)                      1,564       1,027         1,285
  Notes Payable (Note 5)                              625                       -0-

      Total Current Liabilities                     3,729       2,666         2,456
                                                  ---------------------------------

LONG-TERM DEBT  (NOTE 4)                            4,754       4,715         4,715
                                                  ---------------------------------
DEFERRED RENT                                          66         -0-            75

STOCKHOLDERS' EQUITY:
  Common stock, par value $1 per share,
   6,000,000 shares authorized; shares
   issued at March 31, 1997 and 1996, and
   September 30, 1996, 2,606,481 shares             2,606       2,606         2,606
  Paid-in capital                                   6,770       6,770         6,770
  Accumulated deficit                              (9,536)     (9,352)       (8,761)
                                                  ---------------------------------
                                                     (160)         24           615


  Less:
    Treasury stock at cost - 146,732 at
     March 31, 1997 and 1996 and
     September 30, 1996                               386         386           386
                                                  ---------------------------------
Total Stockholders'(Deficiency) Equity               (546)        362           229
                                                  ---------------------------------
      Total Liabilities & Stockholders'
       (Deficiency) Equity                        $ 8,003     $ 7,019       $ 7,475
                                                  =================================


The accompanying notes are an integral part of the consolidated condensed financial statements.

                          ARMATRON INTERNATIONAL, INC.
                Consolidated Condensed Statements of Operations
           for the Three and Six Months Ended March 31, 1997 and 1996
                  (Dollars in Thousands Except Per Share Data)

                                                               (Unaudited)
                                                 Three Months              Six Months
                                                Ended March 31,           Ended March 31,
                                              1997         1996         1997         1996

Net Sales                                   $   3,868    $   3,051    $   5,083    $   4,192

Cost of Products Sold                           3,074        2,494        4,459        3,778

Selling, general and administrative
 expenses                                         668          728        1,177        1,284

Interest expense-related parties                  118          120          238          240

Interest expense-third parties                     12            7           19            9

Other (income) expense - net                       (7)          (3)         (35)         (33)

      Net Income/(Loss)                     $       3    $    (295)   $    (775)   $  (1,086)
                                            ================================================

Per Share:

      Net Income/(Loss)                     $    (.00)   $    (.12)   $    (.31)   $    (.44)
                                            ================================================

Weighted average number of common shares
 outstanding                                2,459,749    2,459,749    2,459,749    2,459,749


The accompanying notes are an integral part of the consolidated condensed financial statements.

                          ARMATRON INTERNATIONAL, INC.
                Consolidated Condensed Statements of Cash Flows for the Six Months Ended March 31, 1997 and 1996
                             (Dollars in Thousands)

                                                              (Unaudited)
                                                            Six Months Ended
                                                               March 31,
                                                           1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $   (775)    $ (1,086)
  Adjustments to reconcile net loss to net cash
   flows from operating activities:
    Depreciation                                             147          199
    Loss on disposal of equipment                              1           (1)
    Change in operating assets & liabilities              (1,633)        (296)
      Net cash flow used for operating activities:        (2,260)      (1,184)

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for machinery and equipment                      (190)         (32)
      Net cash flow used for investing activities:          (190)         (32)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payment) under commercial finance
   company line of credit                                    625            -
  Borrowings on long-term debt - third parties                56            -
      Net cash flow used for financing activities:           681            -

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (1,769)      (1,216)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           1,848        1,322

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $     80     $    106
                                                        =====================

SUPPLEMENTAL INFORMATION:
  Interest paid - related parties                       $      -     $     41
  Interest paid - third parties                         $     19     $      9
  Income taxes paid                                     $      -     $      -


The accompanying notes are an integral part of the consolidated condensed financial statements.

                          ARMATRON INTERNATIONAL, INC.
              Notes to Consolidated Condensed Financial Statements


1.    OPINION OF MANAGEMENT

      In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position as of March 31, 1997 and 1996, and September 30, 1996, the consolidated statements of operations, for the three and six months ended March 31, 1997 and 1996 and September 30, 1996 and the consolidated statement of cash flows for the six months ended March 31, 1997 and 1996. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. The accompanying unaudited, consolidated condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.


2.    INVENTORIES

      Inventories are stated on a first-in, first-out (FIFO) method at the lower of cost or market.

      Inventories consisted of the following:

                                                 (In Thousands)
                                        (Unaudited)           (Audited)
                                          March 31,         September 30,
                                       1997       1996          1996

      Purchased Components            $ 2,144    $ 1,288       $ 1,632

      Work in Process                     120        130            65

      Finished Goods                      706      1,521           652
                                      $ 2,970    $ 2,939       $ 2,349
                                      ================================

                          ARMATRON INTERNATIONAL, INC.
              Notes to Consolidated Condensed Financial Statements


3.    ACCRUED LIABILITIES

      Accrued liabilities consist of the following as of:

                                                     (Unaudited)         (Audited)
                                                      March 31,        September 30,
                                                   1997       1996         1996

      Salaries, commissions and benefits . . .    $   401    $   385      $   365
      Warranty costs . . . . . . . . . . . . .         66         15           40
      Advertising costs. . . . . . . . . . . .        144        224          145
      Interest . . . . . . . . . . . . . . . .        677        199          439
      Other. . . . . . . . . . . . . . . . . .        276        204          296
                                                  $ 1,564    $ 1,027      $ 1,285
                                                  ===============================


4.    LONG-TERM DEBT

      The Company has a $7,000,000 line of credit from a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest at 10%, requires monthly payments of interest only, is payable in full in October 1997, and is collateralized by all assets of the Company. The Company had $4,715,000 outstanding under this line of credit at March 31, 1997. Repayment of this line of credit is subordinate to the repayment of any and all balances outstanding on the revolving line of credit described below. At March 31, 1997 interest payments totalling $677,000 were in arrears for the period November 1, 1995 to March 31, 1997.


5.    NOTE PAYABLE

      The Company has a $3,500,000 revolving line of credit from a commercial finance company which expires in December 1999. This line of credit is collateralized by all assets of the Company. The terms of this agreement include a borrowing limit which fluctuates depending on the levels of accounts receivable and inventory which collateralize the borrowings. Interest on amounts outstanding is payable at 1 3/4% over the commercial base rate. The commercial base rate was 8 1/2% at March 31, 1997. As of March 31, 1997 the Company had $625,000 in working capital loans outstanding and had outstanding letters of credit amounting to approximately $697,000 under this credit agreement.

                          ARMATRON INTERNATIONAL, INC.
          Management's Discussion and Analysis of Financial Conditions
                           and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 1997, operating activities used $2,260,000 of cash. An increase in accounts payable and other current liabilities generated $369,000 and $262,000 respectively. These were offset by increase to inventory of $621,000 and to accounts receivable of $1,648,000 and a net loss of $775,000. Investing activities used $190,000 for the purchase of equipment. Financing activities provided $681,000, $625,000 from net borrowings under our revolving line of credit from a commercial finance company and $56,000 from leasing activities. As a result primarily of these factors, cash and cash equivalents decreased $1,769,000.

The Company has a revolving line of credit from a commercial finance company which provides aggregate borrowings of $3,500,000 and which expires in December 1999. Borrowings made against this line of credit are collateralized by all assets of the Company. As of April 30, 1997, direct borrowings under this line of credit amount to approximately $858,000. In addition the Company was contingently liable for outstanding letters of credit of approximately $789,000 under this credit agreement on April 30, 1997.

The Company has a $7,000,000 line of credit from a Realty Trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest payable at 10%, requires monthly payments of interest only, is payable in full in October 1997 and is collateralized by all assets of the Company. Interest payments for the period November 1, 1995 through March 31, 1997 are in arrears. The Company had $4,715,000 outstanding under this line of credit on April 30, 1997. The Company plans to renew its line of credit with the Realty Trust under terms and conditions similar to existing terms and conditions prior to October 1997 and does not anticipate any problems or delays.

The ratio of current assets to current liabilities was 1.94 at March 31, 1997 as compared to 2.7 at September 30, 1996 and 2.3 at March 31, 1996. The ratio of consolidated debt to consolidated net worth was (15.7) at March 31, 1997,
31.6 at September 30, 1996 and (20.4) at March 31, 1996.

Sales terms for the Industrial Products segment are 30 days net and following industry trade practice, the Consumer Product segment offers extended payment terms for delivery of existing seasonal products such as the Flowtron bugkiller, electric leaf-eater, bio-mister, compost bin, plastic Handy Hauler Yard Cart and plastic Storemore storage shed.

The Company made investments of $190,000 in capital expenditures in the first two quarters of fiscal 1997. These expenditures were mainly for tooling and dies used in production of the Company's Consumer Products. The Company anticipates commitments of $277,000 for capital expenditures during the remaining quarters of fiscal 1997.

The Company believes that is present working capital, lines of credit from a commercial finance company and from the Realty Trust will be sufficient to finance its seasonal borrowing needs, operations and investment in capital expenditures in fiscal 1997.

RESULTS OF OPERATIONS

The results of consolidated operations for the quarter ended March 31, 1997 resulted in net profit of $3,000, or $.00 per share, as compared with net loss of $295,000 or $.12 per share in the same period of the previous year. The Company distributes its products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of the Company's sales, as well as accounts receivable, relate to business activities with such retailers. Sales increased $817,000 to $3,868,000 for the three months ended March 31, 1997, as compared to $3,051,000 for the corresponding period in the previous year. The increase in sales was primarily attributable to the increase in sales of the Flowtron products.

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

Operating profit is the result of deducting operating expenses excluding interest expense, general corporate expenses, and income taxes from total revenue. Operations within the Consumer Products segment consist of the manufacture and distribution of Flowtron leaf-eaters, bugkillers, biomisters, compost bins, yard carts and storage sheds. Sales and operating income for the Consumer Products segment in the second quarter were approximately $3,852,000 and $406,000, respectively, as compared to $2,848,000 and operating income of $67,000, respectively, in the previous year. Sales increases were responsible for the positive operating income.

Product lines within the Consumer Products segment are subject to seasonal fluctuations, with most shipments occurring in the third and fourth quarters of the Company's fiscal year.

The Industrial Products segment has introduced electronic obstacle avoidance systems for automotive applications. Production began in January 1996. Sales and operating losses for the Industrial Products segment were approximately $16,000 and $95,000, respectively, as compared to sales of $203,000 and operating income of $6,000 in the previous year.

Gross margins were $794,000 and $557,000 for 1997 and 1996, respectively. Selling, general and administrative expenses decreased 8%, or $60,000, to $668,000 for the quarter ended March 31, 1997, when compared to the previous year.

A tax benefit from the losses on operations for the three month period ended March 31, 1997 was not reflected in the statement of consolidated operations because the net operating losses could not be carried back to previous years, and future recognition was not certain.

The results of consolidated operations for the six months ended March 31, 1997 resulted in a net loss of $775,000 or $.31 per share, as compared with a net loss of $1,086,000, or $.44 per share in the same period of the previous year. Sales increased $891,000 to $5,083,000 for the six months ended March 31, 1997, as compared to $4,192,000 for the corresponding period in the previous year.

Sales and operating income for the Consumer Products segment for the six months ended March 31, 1997 were approximately $5,034,000 and $31,000, respectively, as compared to sales of $3,975,000 and operating losses of $352,000 in the previous year.

Sales and operating losses for the Industrial Products segment during the six months ended March 31, 1997 were approximately $49,000 and $179,000, respectively, as compared to $217,000 and $74,000, respectively, in the previous year.

Selling, general and administrative expenses decreased 8%, or $108,000 to $1,176,000.

A tax benefit from the losses on operations for the six month period ended March 31, 1997 was not reflected in the statement of consolidated operations because the net operating losses could neither be carried back to previous years, and future recognition was not certain.

                          ARMATRON INTERNATIONAL, INC.



                                    PART II



Item 6b.

            Reports on Form 8-K


      The Company filed no Form 8-K's for the quarter ended March 31, 1997.

                          ARMATRON INTERNATIONAL, INC.

                                                                File No. 1-4433

                             --------------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




                                   ARMATRON INTERNATIONAL, INC.
                                   (Registrant)



Date:  May 7, 1997                 /s/  Charles J. Housman
                                   Charles J. Housman, President and Treasurer



Date:  May 7, 1997                /s/ Richard M. Housman
                                  Richard M. Housman, Controller