Form 10-Q
period 1997-06-30
ARMATRON INTERNATIONAL INC
filed 1997-08-12
CIK 8699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997.

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock (par value $1) outstanding at July 31, 1997 is 2,459,749 shares.

                          ARMATRON INTERNATIONAL, INC.

                                                                File No. 1-4433


                              -------------------


                                                                        PAGE(S)
                                                                        -------

PART I  - FINANCIAL INFORMATION

          Item 1 - Financial Statements

          Consolidated Condensed Balance Sheets - June 30, 1997
          and 1996, and September 30, 1996                                3 - 4

          Consolidated Condensed Statements of Operations for the
          three and nine months ended June 30, 1997 and 1996                  5

          Consolidated Condensed Statements of Cash Flows for the
           nine months ended June 30, 1997 and 1996                           6

          Notes to Consolidated Condensed Financial Statements           7 - 11

          Item 2

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           12 - 15


PART II - OTHER INFORMATION

          Item 6(b)  Reports on Form 8-K                                     16

          SIGNATURE                                                          17

                          ARMATRON INTERNATIONAL, INC.
                     Consolidated Condensed Balance Sheets
                 June 30, 1997 and 1996, and September 30, 1996
                             (Dollars in Thousands)



                                                            (Unaudited)          (Audited)
                                                              June 30,         September 30,
                                                          1997       1996          1996
                                                         -------    -------    -------------


ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                              $   679    $   230       $ 1,849
  Trade accounts receivable,net                            3,530      4,618         2,121
  Inventories                                              3,282      2,196         2,349
  Deferred taxes                                             130        165           130
  Prepaids & other current assets                            235        203           187
                                                         --------------------------------

      Total Current Assets                                 7,856      7,412         6,636


PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET          592        711           637


OTHER ASSETS                                                 107        108           202
                                                         --------------------------------

      Total Assets                                       $ 8,555    $ 8,231       $ 7,475
                                                         ================================


                  The accompanying notes are an integral part
              of the consolidated condensed financial statements.

                          ARMATRON INTERNATIONAL, INC.
                     Consolidated Condensed Balance Sheets
                 June 30, 1997 and 1996, and September 30, 1996
                             (Dollars in Thousands)



                                                            (Unaudited)          (Audited)
                                                              June 30,         September 30,
                                                          1997       1996          1996
                                                         -------    -------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable                                     $ 1,977    $ 1,811       $ 1,171
    Accrued liabilities                                    1,757      1,335         1,285
    Current portion under capital lease obligation            17          -             -
                                                         --------------------------------

      Total Current Liabilities                            3,751      3,146         2,456

LONG-TERM DEBT                                             4,715      4,715         4,715

LONG-TERM CAPITAL LEASE OBLIGATIONS, NET OF CURRENT
 PORTION                                                      35          -             -

DEFERRED RENT                                                 42          -            75

STOCKHOLDERS' EQUITY:
  Common stock, par value $1 per share, 6,000,000
   shares authorized; shares issued at June 30, 1997
   and 1996, and September 30, 1996, 2,606,481 shares      2,606      2,606         2,606
  Paid-in capital                                          6,770      6,770         6,770
  Accumulated deficit                                     (8,978)    (8,620)       (8,761)
                                                         --------------------------------

                                                             398        756           615
  Less:
    Treasury stock at cost - 146,732 at June 30, 1997
     and 1996, and September 30, 1996                        386        386           386
                                                         --------------------------------

      Total Stockholders' Equity                              12        370           229
                                                         --------------------------------

      Total Liabilities & Stockholders' Equity           $ 8,555    $ 8,231       $ 7,475
                                                         ================================


                  The accompanying notes are an integral part
              of the consolidated condensed financial statements.

                          ARMATRON INTERNATIONAL, INC.
                Consolidated Condensed Statements of Operations
       for the Three and Nine Month Periods Ended June 30, 1997 and 1996
                  (Dollars in Thousands Except Per Share Data)



                                                             (Unaudited)
                                                             Three Months              Nine Months
                                                            Ended June 30,           Ended  June 30,
                                                          1997         1996         1997         1996
                                                        ---------    ---------    ---------    ---------

Net sales                                               $   5,267    $   6,717    $  10,350    $  10,909

Cost of products sold                                       3,792        4,785        8,251        8,563

Selling, general and administrative expenses                  760        1,055        1,937        2,339

Interest expense-related parties                              121          119          359          359

Interest expense-third parties                                 38           28           57           37

Other (income) expense - net                                   (2)          (4)         (37)         (37)
                                                        ------------------------------------------------
      Net income (loss)                                 $     558    $     734    $    (217)   $    (352)
                                                        ================================================

Per share:

      Net income (loss)                                 $     .23    $     .30    $    (.09)   $    (.14)
                                                        ================================================

Weighted average number of common shares outstanding    2,459,749    2,459,749    2,459,749    2,459,749
                                                        ================================================


                  The accompanying notes are an integral part
              of the consolidated condensed financial statements.

                         ARMATRON INTERNATIONAL, INC.
                Consolidated Condensed Statements of Cash Flows for the Nine Months Ended June 30, 1997 and 1996
                             (Dollars in Thousands)


                                                            (Unaudited)
                                                         Nine Months Ended
                                                              June 30,
                                                          1997        1996
                                                        --------    --------

OPERATING ACTIVITIES
  Net loss                                              $  (217)    $  (352)
  Adjustments to reconcile net loss to net cash
   flows from operating activities:
    Depreciation and amortization                           241         286
    Loss (gain) on sale or disposal of equipment              -          (1)
    Change in operating assets and liabilities             (995)       (980)
                                                        -------------------

      Net cash flow used for operating activities          (971)     (1,047)
                                                        -------------------

INVESTING ACTIVITIES
  Proceeds from sales of equipment                            2           -
  Payments for machinery and equipment                     (196)        (45)
                                                        -------------------

      Net cash flow used for investing activities          (194)        (45)
                                                        -------------------

FINANCING ACTIVITIES
  Payments on capital lease obligations                      (5)          -
                                                        -------------------

      Net cash flow used for financing activities            (5)          -
                                                        -------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (1,170)     (1,092)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          1,849       1,322
                                                        -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   679     $   230
                                                        ===================


                  The accompanying notes are an integral part
              of the consolidated condensed financial statements.

                          ARMATRON INTERNATIONAL, INC.
              Notes to Consolidated Condensed Financial Statements


1.    NATURE OF BUSINESS

      The Company operates principally in two segments, the Consumer Products segment and the Industrial Products segment. Operations in the Consumer Products segment involve the manufacture and distribution of Flowtron leaf-eaters, bugkillers, yard carts and storage sheds which comprised 99% and 94% of the Company's sales during the nine months ended June 30, 1997 and the year ended September 30, 1996, respectively. The Company distributes its consumer products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of this segment's sales and accounts receivable related to business activities with such retailers. The Industrial Products segment markets electronic obstacle avoidance systems for transportation and automotive applications. Production of these systems began in fiscal 1996. There are no intercompany sales between segments.

2.    OPINION OF MANAGEMENT

      In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position as of June 30, 1997 and 1996, and September 30, 1996, and the consolidated statements of operations for the three and nine months ended June 30, 1997 and 1996 and the consolidated statements of cash flows for the nine months ended June 30, 1997. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. The accompanying unaudited, consolidated condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.

3.    USE OF ESTIMATES

      The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          ARMATRON INTERNATIONAL, INC.
              Notes to Consolidated Condensed Financial Statements


4.    CONCENTRATION OF CREDIT RISK

      Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade account receivables. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's business, financial condition and results of operations.

      For the nine months ended June 30, 1997, two customers accounted for approximately 43% of the Company's sales. At June 30, 1997, these customers accounted for approximately 57% of the Company's trade accounts receivable balance.

      For the year ended September 30, 1996, a single customer accounted for approximately 18% of the Company's sales. At September 30, 1996, this customer accounted for approximately 33% of the Company's trade accounts receivable balance.

      For the nine months ended June 30, 1996, one customer accounted for approximately 18% of the Company's sales. At June 30, 1996, this customer accounted for approximately 43% of the Company's trade accounts receivable balance.

      The Company's export sales are not significant.

5.    SUPPLEMENTAL CASH FLOW INFORMATION

      The Company's cash payments for interest and income taxes and the Company's non-cash investing and financing activities were as follows:

                                                              (In Thousands)
                                                             Nine Months Ended
                                                                 June 30,
                                                              1997     1996
                                                              -----    -----

      Operating Activities:
        Interest paid - related parties                       $   -    $  41
        Interest paid - third parties                         $  58    $  37
        Income taxes paid                                     $   -    $   -

      Non-cash Investing and Financing Activities:
        Capital expenditures financed by capital lease        $  57    $   -

                          ARMATRON INTERNATIONAL, INC.
              Notes to Consolidated Condensed Financial Statements


6.    MAJOR SUPPLIERS

      The Company currently purchases its plastic storage sheds and yard carts from two suppliers. These suppliers manufacture the storage sheds and yard carts in accordance with the Company's designs and specifications. The Company believes that other suppliers could provide the required storage sheds and yard carts although comparable terms may not be realized. A change in suppliers could cause a delay in scheduled deliveries of the storage sheds and yard carts to the Company's customers and a possible loss of revenue, which would adversely affect the Company's results of operations.

7.    CASH

      The Company maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits and in deposit accounts at its commercial finance company. The Company has not experienced any losses in such accounts.

8.    INVENTORIES

      Inventories are stated on a first-in, first-out (FIFO) method at the lower of cost or market.

      Inventories consisted of the following:

                                                                    (In Thousands)
                                                            (Unaudited)          (Audited)
                                                              June 30,         September 30,
                                                          1997       1996          1996
                                                         -------    -------    ------------

      Raw material, primarily purchased components       $ 2,032    $ 1,796       $ 1,632

      Work in process                                         29         80            65

      Finished goods                                       1,221        320           652
                                                         --------------------------------

                                                         $ 3,282    $ 2,196       $ 2,349
                                                         ================================

                         ARMATRON INTERNATIONAL, INC.
              Notes to Consolidated Condensed Financial Statements


9.    PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Property and equipment are stated at cost. Depreciation is computed based upon the estimated useful lives of the various assets using the straight-line method with annual rates of depreciation of 10 to 33-1/3%. Capitalized tooling costs are amortized over three years. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the related assets. Tooling and molding costs are charged to a deferred cost account as incurred, prepaid tooling, until the tool or mold is completed. Upon completion the costs are transferred to a property/equipment account.

      Maintenance and repairs are charged to operations as incurred. Renewals and betterments which materially extend the life of assets are capitalized and depreciated. Upon disposal, the asset cost and related accumulated depreciation are removed from their respective accounts. Any resulting gain or loss is reflected in earnings.

10.   ACCRUED LIABILITIES

      Accrued liabilities consist of the following as of:

                                                                (In thousands)
                                                         (Unaudited)         (Audited)
                                                           June 30,        September 30,
                                                        1997      1996         1996
                                                       ------    ------    -------------

      Salaries, commissions and benefits  . . . . .    $  390    $  434       $  365
      Professional fees . . . . . . . . . . . . . .        92        68           79
      Warranty costs  . . . . . . . . . . . . . . .        62        40           40
      Advertising costs . . . . . . . . . . . . . .       152       233          145
      Interest  . . . . . . . . . . . . . . . . . .       796       318          439
      Other . . . . . . . . . . . . . . . . . . . .       265       242          217
                                                       -----------------------------
                                                       $1,757    $1,335       $1,285
                                                       =============================

11.   LONG-TERM DEBT

      The Company has a $7,000,000 line of credit from a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest at 10%, requires monthly payments of interest only, and is collateralized by all assets of the Company. In August 1997, the Company renewed this line of credit with the realty trust under the same terms and conditions and extended the maturity date to October 1, 1998 therefore this line of credit has been classified as long term on the accompanying balance sheet. The Company had $4,715,000 outstanding under this line of credit at June 30, 1997. Repayment of this line of credit is subordinate

                          ARMATRON INTERNATIONAL, INC.
              Notes to Consolidated Condensed Financial Statements


      to the repayment of any and all balances outstanding on the revolving line of credit from a commercial finance company which is further described below. At June 30, 1997, interest payments of $796,000 associated with this line were in arrears for the period November 1, 1995 to June 30, 1997.

12.   NOTE PAYABLE

      The Company has a $3,500,000 revolving line of credit agreement with a commercial finance company. This credit agreement is collateralized by all assets of the Company and expires in December 1999. The terms of this agreement include a borrowing limit which fluctuates depending on the levels of accounts receivable and inventory which collateralize the borrowings. The agreement contains various convenants pertaining to maintenance of working capital, net worth and other conditions. Interest on amounts outstanding is payable at 1 3/4% over the commercial base rate. The commercial base rate was 8.5% at June 30, 1997. At June 30, 1997, the Company had outstanding letters of credit amounting to $588,000 and approximately $2,307,000 was available, pursuant to the borrowing formula, under this credit agreement.

13.   CAPITAL LEASE

      In February 1997, the Company financed approximately $57,000 of leasehold improvements under a 3 year lease financing agreement with a finance company. This lease arrangement has been accounted for as a financing transaction. The subject leasehold improvements are recorded as an asset for financial statement purposes and are being depreciated accordingly.

                          ARMATRON INTERNATIONAL, INC.
          Management's Discussion and Analysis of Financial Conditions
                           and Results of Operations


OVERVIEW

The Company operates principally in two segments, the Consumer Products segment and the Industrial Products segment. Operations in the Consumer Products segment involve the manufacture and distribution of Flowtron leaf- eaters, bugkillers, yard carts and storage sheds which comprised 99% and 94% of the Company's sales during the nine months ended June 30, 1997 and the year ended September 30, 1996, respectively. The Company distributes its consumer products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of this segment's sales and accounts receivable related to business activities with such retailers. The Industrial Products segment markets electronic obstacle avoidance systems for transportation and automotive applications. Production of these systems began in fiscal 1996. There are no intercompany sales between segments. For the nine months ended June 30, 1997, two customers accounted for approximately 43% of the Company's sales. At June 30, 1997, these customers accounted for approximately 57% of the Company's trade accounts receivable balance. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company currently purchases its plastic storage sheds and yard carts from two suppliers. These suppliers manufacture the storage sheds and yard carts in accordance with the Company's designs and specifications. The Company believes that other suppliers could provide the required storage sheds and yard carts although comparable terms may not be realized. A change in suppliers could cause a delay in scheduled deliveries of the storage sheds and yard carts to the Company's customers and a possible loss of revenue, which would adversely affect the Company's results of operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for operating expenses, including labor costs, raw material purchases and funding of accounts receivable. Historically, the Company's sources of cash have been borrowings from banks and finance companies and notes from related parties.

During the nine months ended June 30, 1997, operating activities used $971,000 in cash primarily due to an increase in trade accounts receivable of $1,409,000 and an increase in inventories of $933,000 offset by increases in accounts payable and accrued liabilities of $806,000 and $472,000, respectively.

The Company has a $3,500,000 revolving line of credit agreement with commercial finance company. This credit agreement is collateralized by all all assets of the Company and expires in December 1999. The terms of this agreement include a borrowing limit which fluctuates depending on the levels of accounts receivable and inventory which collateralize the borrowings. The agreement contains various convenants pertaining to maintenance of working capital, net worth and other conditions. Interest on amounts outstanding is payable at 1 3/4% over the commercial base rate. The commercial base rate was 8.5% at June 30, 1997. At June 30, 1997, the Company had outstanding letters of credit amounting to $588,000 and approximately $2,307,000 was available, pursuant to the borrowing formula, under this credit agreement.

The Company has a $7,000,000 line of credit from a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest at 10%, requires monthly payments of interest only, is payable in full in October 1997, and is collateralized by all assets of the Company. The Company had $4,715,000 outstanding under this line of credit at June 30, 1997. Repayment of this line of credit is subordinate to the repayment of any and all balances outstanding on the revolving line of credit from a commercial finance company. At June 30, 1997, interest payments of $796,000 associated with this line were in arrears for the period November 1, 1995 to June 30, 1997. In August 1997, the Company renewed its line of credit with the Realty Trust under terms and conditions similar to the existing terms and conditions and extended the maturity date to October 1, 1998.

Sales terms for the Industrial Products segment are 30 days net. Following industry trade practice, the Consumer Products segment offers extended payment terms for delivery of seasonal product items such as the bugkillers, electric leaf-eater, biomister, compost bin and yard carts and storage sheds, resulting in fluctuating requirements for working capital.

During the nine months June 30, 1997, the Company made cash investments of $196,000 in capital expenditures primarily for tooling and dies used in production and financed approximately $57,000 of leasehold improvements. As of July 31, 1997, the Company has commitments of approximately $20,000 for future capital expenditures.

The Company believes that its present working capital, credit arrangements with a commercial finance company and related party, and other sources of financing will be sufficient to finance its seasonal borrowing needs, operations and investment in capital expenditures in fiscal 1997.


RESULTS OF OPERATIONS

Three months ended June 30, 1997
--------------------------------

The results of consolidated operations for the three months ended June 30, 1997 resulted in net income of $558,000, or $.23 per share, as compared with net income of $734,000, or $.30 per share in the same period of the previous year.

Sales decreased $1,450,000, or 21.6%, to $5,267,000 for the three months ended June 30, 1997, as compared to $6,717,000 for the corresponding period in the previous year. The decrease in sales was primarily attributable to a decrease in sales of bugkillers in three months ended June 30, 1997 as compared to the same period of the previous year due to unseasonable weather conditions.

Operating profit is the result of deducting operating expenses excluding interest expense, general corporate expenses, and income taxes from total revenue.

Sales and operating profit for the Consumer Products segment in the three months end June 30, 1997 were approximately $5,184,000 and $905,000, respectively, as compared to $6,344,000 and $996,000, respectively, in the previous year. Sales decreased $1,160,000 primarily due to a decrease in sales of bugkillers. Product lines within the Consumer Products segment are subject to seasonal fluctuations, with most shipments occurring in the spring and summer seasons.

Sales and operating loss for the Industrial Products segment for the three months ended June 30, 1997 were $83,000 and $50,000 respectively, as compare to sales of $373,000 and operating income of $83,000, in the previous year. The decrease in sales was due to a customer rescheduling and delaying of shipments of the Company's systems. The operating loss was due to the underutilization of this segment's facilities.

Selling, general and administrative expenses decreased $295,000, or 28.0%, to $760,000 for the three months ended June 30, 1997, as compared to the same period of the previous year due to lower sales and the Company's cost containment efforts.

Taxes for the three months ended June 30, 1997 were not provided in the consolidated condensed statement of operations because the Company has net operating losses carry forwards available to offset such provision.


Nine months ended June 30, 1997
-------------------------------

The results of consolidated operations for the nine months ended June 30, 1997 resulted in a net loss of $217,000 or $.09 per share, as compared with a net loss of $352,000, or $.14 per share in the same period of the previous year. Sales decreased $559,000, or 5.2%, to $10,350,000 for the nine months ended June 30, 1997, as compared to $10,909,000 for the corresponding period in the previous year. The decrease in sales was primarily attributable to a decrease in sales of industrial products in nine months ended June 30, 1997 as compared to the same period of the previous year.

Sales and operating profits for the Consumer Products segment for the nine months ended June 30, 1997 were approximately $10,218,000, and $874,000, respectively, as compared to $10,319,000 and $644,000, respectively, in the previous year. The increase in operating profit was attributable to the lower operating expenses due to the Company's lower sales and cost containment efforts.

Sales and operating loss for the Industrial Products segment during the nine months ended June 30, 1997 were approximately $132,000 and $229,000, respectively, as compared to sales of $590,000 and operating profit of $9,000, in the previous year. The decrease in sales was due to a customer rescheduling and delaying of shipments of the Company's systems. The operating loss was due to the underutilization of this segment's facilities.

Selling, general and administrative expenses decreased $402,000, or 17.2%, to $1,937,000 for the nine months ended June 30, 1997 as compared to $2,339,000 for the same period of the previous year. The decrease was due to the Company's cost containment efforts.

A tax benefit from the losses on operations for the nine months ended June 30, 1997 was not reflected in the consolidated condensed statement of operations because the net operating losses could neither be carried back to previous years and future recognition was not certain.

                          ARMATRON INTERNATIONAL, INC.



                                    PART II


Item 6b.

            Reports on Form 8-K

            The Company did not file any reports on Form 8-K for the quarter ended June 30, 1997.

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



                                    ARMATRON INTERNATIONAL, INC.
                                    (Registrant)



Date:  August 7, 1997               /s/  Charles J. Housman
                                    Charles J. Housman, President and Treasurer



Date:  August 7, 1997               /s/  James Murphy
                                    James Murphy
                                    Controller