Form 10-K
period 1997-09-30
ARMATRON INTERNATIONAL INC
filed 1997-12-29
CIK 8699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997.
                          -------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                    to

Commission file number: 1-4433.


                          ARMATRON INTERNATIONAL, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter).


            Massachusetts                              04-1052250
-------------------------------------    --------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)


               2 Main Street, Melrose MA                            02176
--------------------------------------------------------    -------------------
        (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (781) 321-2300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1 Par

[X]   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10K or any amendment to this Form 10K.

[ ]   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.     Yes  [X]     No  [ ].

      The aggregate market value of common stock held by nonaffiliates on December 1, 1997 was $860,996.

      The number of shares of the Registrant's common stock outstanding on December 1, 1997 was 2,606,481.


                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on January 15, 1998, to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (September 30, 1997) are incorporated by reference in Part III. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1997 are incorporated by reference in Parts I, II, and III.



                                     PART I


Item 1. Business
----------------

      (a) General Development of Business:
      ------------------------------------

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

      In 1994 the Company's Automatic Radio Division completed field testing of its ultrasonic collision avoidance/obstacle detection system for automotive applications which is marketed under the trademark "ECHOVISION". Production of these systems began in the first quarter of 1996.

      The Company's main Division, Flowtron Outdoor Products manufactures and distributes bugkillers, leaf-eaters, compost bins, biomisters, yard carts, storage sheds and dog houses for consumer use.

      (b) Financial Information about Industry Segments:
      --------------------------------------------------

      The information required by this item is incorporated herein by reference to Note 18 of the Notes to Consolidated Financial Statements on page 14 of the Company's 1997 Annual Report to Stockholders.

      (c) Narrative Description of Business:
      --------------------------------------

      (1)(i) The Company operates principally in two segments, the Consumer Products segment and the Industrial Products segment.

      The Consumer Products segment involves the manufacture and distribution of Flowtron leaf-eaters, bugkillers, yard carts, compost bins, biomisters and storage sheds. One new product for the lawn and garden industry, a plastic dog house, was introduced for the 1996 season. The Company distributes its products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of the Company's sales in fiscal 1997 and accounts receivable as of September 30, 1997 related to business activities with such retailers.

      Net sales to two customers in the Consumer Products Segment accounted for approximately $5,592,000 or 42% of consolidated net sales in fiscal 1997, as compared to net sales to one customer of $2,486,000 or 18% in fiscal 1996 and net sales to one customer of $2,441,000 or 20% in fiscal 1995.

      The Industrial Products segment consisted primarily of marketing and manufacturing of its ECHOVISION collision avoidance/obstacle detection system.

      Net Sales to one customer in the Industrial Products Segment accounted for approximately $320,000 or 2% of consolidated net sales in fiscal 1997 as compared to net sales to one customer of approximately $770,000 or 6% of net sales in fiscal 1996.

      (ii) All Flowtron Division products distributed in fiscal 1997 are in full production. These products undergo periodic model changes and product improvements.

      The Company began initial marketing of its collision avoidance/obstacle detection system in 1995. Production began in the first quarter of 1996.

      (iii) The raw materials used by the Company vary widely with many sources available to meet normal product requirements. The Company currently purchases its plastic storage sheds, yard carts and dog houses from one supplier. This supplier manufactures these products in accordance with the Company's designs and specifications. The Company believes that other suppliers could provide the required products although comparable terms may not be realized. A change in suppliers could cause a delay in scheduled deliveries of the products to the Company's customers and a possible loss of revenue, which would adversely affect the Company's results of operations.

      (iv) Although the Company owns a number of design and mechanical patents in the U.S. and foreign countries relative to its Consumer Products Division, these patents are not believed to be material to the operations of the Company. The Company has been awarded three patents relative to the self-test function of its obstacle detection system. We believe this self-test will be important when customers consider alternatives.

      (v) Heavy shipments in spring and early summer of electronic insect killing devices, yard carts and biomisters complement Flowtron storage sheds and leafeaters which are shipped primarily in the late summer and fall.

      (vi) In an effort to counteract seasonal tendencies and to level production requirements, the Company follows the industry trade practice of offering its customers extended payment terms when shipments are accepted during certain limited periods, which results in seasonal fluctuations of working capital. Sales terms for the Company's other products are 30 days, net.

      (vii) The Company's largest customers, Sears, Roebuck and Co., accounted for $4,336,000, or 32%, of consolidated net sales in fiscal 1997. The Company anticipates that sales to this customer will continue in fiscal 1998 at approximately the fiscal 1997 levels.

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

      (xi) The amount spent on Company-sponsored research and development was not significant in any of the three years in the period ended September 30, 1997.

      (xii) The Company's compliance with federal, state and local environmental regulations had no material effect upon the expenditures, earnings or competitive position of the Company and its subsidiaries.

      In January 1991, the California Department of Health Services (DHS) issued a Corrective Action Order (CAO) against the Company and a former subsidiary. The CAO required the Company and a former subsidiary to comply with a Cleanup and Abatement Order which had been issued in 1990 against the Company for soil contamination at the site of the former subsidiary. To date, no determination has been made with regard to the extent of any environmental damage and who may be liable. The Company does not believe, based on the information available at this time, that the outcome of this matter will have a material adverse effect on its financial position or results of operations.

      (xiii) The number of persons employed by the Company varies from 60 to 130 due to the seasonal production cycle of the Company's products. Management believes relations with employees are satisfactory.

      (d) Financial Information about Foreign and Domestic Operations and Export Sales:
      -------------------------------------------------------------------

      The Company's export sales were not significant in any of the three years in the period ended September 30, 1997.

Item 2. Properties
------------------

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

Item 3. Legal Proceedings
-------------------------

      There are no material outstanding legal proceedings at this time.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

      Not applicable.


                                    PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.
-------------------------------------------------------------------------

      The information required by this item is set forth under the captions "Selected Financial Data" and "Common Stock Information" on page 20 of the Company's 1997 Annual Report to Stockholders, and is incorporated herein by reference. Under its financing agreement, as set forth in Footnote 10 on Page 10 of the Company's 1997 Annual Report to Stockholders, the Company is restricted from paying dividends for the term of the agreement. The Company currently intends to retain earnings rather than pay cash dividends.

Item 6. Selected Financial Data
-------------------------------

      The information required by this item is set forth under the caption "Selected Financial Data" on page 20 of the Company's 1997 Annual Report to Stockholders, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations
------------------------------------------------------------------------

      The information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 19 of the Company's 1997 Annual Report to Stockholders, and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

      The following financial statements and supplementary data of the Company are located on pages 2 through 16 of the Company's 1997 Annual Report to Stockholders and are incorporated herein by references:

      Consolidated Balance Sheets September 30, 1997 and 1996.

      Statements of Consolidated Operations for the Years Ended September 30, 1997, 1996 and 1995

      Statements of Consolidated Cash Flows for the Years Ended September 30, 1997, 1996 and 1995.

      Consolidated Statements of Stockholders' Equity (Deficiency) for the Years Ended September 30, 1997, 1996 and 1995.

      Notes to Consolidated Financial Statements.

      Report of Independent Accountants.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
-----------------------------------------------------------------------

      Not applicable.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

      The information required by this item is set forth under the captions "Election of Directors; Security Ownership of Management" and "Other Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 2 through 4 and page 9 of the Company's Proxy Statement dated December 30, 1997, and is incorporated herein by reference.

Item 11. Executive Compensation
-------------------------------

      The information required by this item is set forth under the captions "Executive Compensation" and "Benefit Plans" on pages 5 through 7 of the Company's Proxy Statement dated December 30, 1997 and is incorporated herein by reference.

Item 12. Security Ownership of certain Beneficial Owners and Management.
------------------------------------------------------------------------

      The information required by this item is set forth under the captions "Election of Directors' Security Ownership of Management" and "Principal Shareholder" on pages 2 through 4 of the Company's Proxy Statement dated December 30, 1997, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

      The information required by this item is set forth under the caption, "Certain Transactions" on page 7 of the Company's Proxy Statement dated December 30, 1997, and in Footnotes 10 and 16 to the Company's 1997 Annual Report to Stockholders on pages 10 and 14, respectively, and is incorporated herein by reference.


                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

      (a) The following documents are filed as part of this report:
      -------------------------------------------------------------

      (1) Financial Statements
      ------------------------

      All financial statements of the Registrant as set forth under Item 8 of this report on Form 10-K.

      (2) Financial Statement Schedules
      ---------------------------------


      SCHEDULE                                                PAGE
       NUMBER                  DESCRIPTION                   NUMBER
      --------                 -----------                   ------

                   Reports of Independent Accountants           7
        VIII       Valuation & Qualifying Accounts              8


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

      (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K):


                                                                             PAGE NUMBER OR
      EXHIBIT                                                               INCORPORATION BY
      NUMBER                          DESCRIPTION                             REFERENCE TO
      -------                         -----------                           ----------------

        3.1      Restated Articles of Organization of January 23, 1984            ***
        3.2      By-laws, as amended, through December 20, 1989                   ***
       10.1      Revolving Line of Credit                                        *****
       10.2      1981 Non-qualified Stock Option Plan                             ***
       10.7      Loan and Security Agreement                                       *
       10.8      Armatron International Inc./Dreyfus 401(k) Profit               ******
                  Sharing Plan and Trust: Summary Plan Description
       10.9      Facility Lease                                                  ******
       11.0      Not Applicable
       13.0      Annual Report to Stockholders for Fiscal 1997
       19.1      $7,000,000 Line of Credit with a Related Party                    **
       21.0      List of Subsidiaries
       23.0      Consent of Independent Accountants

-------------------
<F*>       Filed as an Exhibit to the Company's Annual Report on Form 10K for the
           fiscal year ended September 30, 1994.

<F**>      Filed as an Exhibit to the Company's Form 10-Q for the quarter ended
           March 31, 1990.

<F***>     Filed as an Exhibit to the Company's Annual Report on Form 10-K for the
           fiscal year ended September 30, 1990 and incorporated herein by reference.

<F*****>   Filed as an Exhibit to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.

<F******>  Filed as an Exhibit to the Company's annual report on Form 10K for the fiscal year ended September 30, 1995 and incorporated herein by reference.

      (b) Reports on Form 8-K
      -----------------------

      No reports were filed on Form 8-K for the last quarter of the Company's fiscal year ended September 30, 1997.



                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Stockholders of Armatron International, Inc. and Subidiary:



      Our report on the consolidated financial statements of Armatron International, Inc. and subsidiary has been incorporated by reference in this Form 10-K from page 16 of the 1997 Annual Report to Stockholders of Armatron International, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 6 of this Form 10-K.

      In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



Needham, Massachusetts
November 26, 1997                         R. J. GOLD & COMPANY P.C.



                          ARMATRON INTERNATIONAL, INC.

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS




             COLUMN A                  COLUMN B      COLUMN C      COLUMN D      COLUMN E
----------------------------------    ----------    ----------    ----------    ----------

                                      Balance at    Charged to                  Balance at
                                      Beginning     Costs and                     End of
                                      of Period      Expenses     Deductions      Period
                                      ----------    ----------    ----------    ----------

Year Ended September 30, 1995:
  Allowance for doubtful accounts      $100,000      $ 65,000      $(14,000)     $179,000
  Warranty costs                         40,000        71,000        47,000        64,000
                                       --------------------------------------------------
                                       $140,000      $136,000      $ 33,000      $243,000
                                       ==================================================


Year Ended September 30, 1996:
  Allowance for doubtful accounts      $179,000      $  2,000      $  5,000      $176,000
  Warranty costs                         64,000        77,000       101,000        40,000
                                       --------------------------------------------------
                                       $243,000      $ 79,000      $106,000      $216,000
                                       ==================================================


Year Ended September 30, 1997:
  Allowance for doubtful accounts      $176,000      $     --      $ 60,000      $116,000
  Sales allowances and incentives            --       163,000            --       163,000
  Warranty costs                         40,000        64,000        67,000        37,000
                                       --------------------------------------------------
                                       $216,000      $227,000      $127,000      $316,000
                                       ==================================================



                                   SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ARMATRON INTERNATIONAL, INC.


December 29, 1997                      By: /s/ Charles J. Housman
                                       ----------------------------------------
                                               Charles J. Housman
                                               Chairman of the Board, President
                                                and Director



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on December 29, 1997, in the capacities indicated.


By: /s/ Edward L. Housman              By: /s/ Charles J. Housman
------------------------------------   ----------------------------------------
        Edward L. Housman                      Charles J. Housman
        Director                               Chairman of the Board, President
                                                and Director


By: /s/ Elliot J. Englander
------------------------------------
        Elliot J. Englander
        Director



                                 EXHIBIT INDEX



                                                                           PAGE NUMBER OR
 EXHIBIT                                                                  INCORPORATION BY
 NUMBER                            DESCRIPTION                              REFERENCE TO
 -------    ----------------------------------------------------------    ----------------

   3.1      Restated Articles of Organization as of January 23, 1989        ***

   3.2      By laws, as amended, through December 20, 1989                  ***

  10.1      Revolving Line of Credit                                        *****

  10.2      1981 Non-qualified Stock Option Plan                            ***

  10.7      Loan and Security Agreement                                     *

  10.8      Armatron International, Inc./Dreyfus 401(k) Profit Sharing
            Plan and Trust: Summary Plan Description                        ******

  10.9      Facility Lease                                                  ******

  13.0      Annual Report to Stockholders for FY 1997

  19.1      $7,000,000 Line of Credit with a Related Party                  **

  21.0      List of Subsidiaries

  23.0      Consent of Independent Accountants

-------------------
<F*>       Filed as an Exhibit to the Company's Annual Report on Form 10-K for the
           fiscal year ended September 30, 1994 and incorporated herein by reference.

<F**>      Filed as an Exhibit to the Company's Form 10-Q for the quarter ended
           March 31, 1990.

<F***>     Filed as an Exhibit to the Company's Annual Report on Form 10-K for the
           fiscal year ended September 30, 1990 and incorporated herein by reference.

<F****>    Filed as an Exhibit to the Company's Form 8-K dated February 28, 1994 and incorporated herein by reference.

<F*****>   Filed as an Exhibit to the Company's Annual Report on Form 10-K for the
           fiscal year ended September 30, 1993 and incorporated herein by reference.

<F******>  Filed as an Exhibit to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference.