Form 10-Q
period 1997-12-31
ARMATRON INTERNATIONAL INC
filed 1998-02-11
CIK 8699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 1997

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

                               (781) 321-2300
            (Registrant's telephone number, including area code)

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of Common Stock (par value $1) outstanding at January 31, 1998 is 2,459,749 shares.

                        ARMATRON INTERNATIONAL, INC.

                               File No. 1-4433
                              _________________

                                                                   PAGE(S)
                                                                   -------

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements
        December 31, 1997 and 1996, September 30, 1997             3 - 4

        Consolidated Condensed Statements of
         Operations for the three months ended
         December 31, 1997 and 1996                                5

        Consolidated Condensed Statements of
         Cash Flows for the three months
         ended December 31, 1997 and 1996                          6

        Notes to Consolidated Condensed Financial
         Statements                                                7 - 9

      Item 2
        Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                               10 - 12


PART II - OTHER INFORMATION

      Item 4
        Results of Votes of Security Holders                      13

      Item 6b
        Reports on Form 8-K                                       13

SIGNATURES                                                        14

                        ARMATRON INTERNATIONAL, INC.
                    Consolidated Condensed Balance Sheets
             December 31, 1997 and 1996, and September 30, 1997
                           (Dollars in Thousands)

                                           (Unaudited)         (Audited)
                                           December 31,       September 30,
                                        -----------------     -------------
                                        1997         1996         1997
                                        ----         ----         ----

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents             $ 1,455      $ 1,522      $ 1,126
  Trade accounts receivable,net             967        1,156        2,389
  Inventories                             2,933        2,513        2,711
  Deferred taxes                            113          130          113
  Prepaids and other current assets         255          335          165
                                        -------      -------      -------
      Total Current Assets                5,723        5,656        6,504

PROPERTY AND EQUIPMENT, NET                 564          610          589

OTHER ASSETS                                107          107          171
                                        -------      -------      -------

      Total Assets                      $ 6,394      $ 6,373      $ 7,264
                                        =======      =======      =======

                 The accompanying notes are an integral part
             of the consolidated condensed financial statements.

                        ARMATRON INTERNATIONAL, INC.
                    Consolidated Condensed Balance Sheets
             December 31, 1997 and 1996, and September 30, 1997
                            (Dollars in Thousands)

                                           (Unaudited)         (Audited)
                                           December 31,       September 30,
                                        -----------------     -------------
                                        1997         1996         1997
                                        ----         ----         ----

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable                      $   601      $   875      $   695
  Other current liabilities               1,814        1,261        1,825
  Current portion under capital
   lease obligations                         18            -           18
                                        -------      -------      -------

      Total Current Liabilities           2,433        2,136        2,538
                                        -------      -------      -------

LONG-TERM DEBT, related parties           4,715        4,715        4,715
                                        -------      -------      -------

LONG-TERM CAPITAL LEASE OBLIGATIONS,
 net of current portion                      26            -           30
                                        -------      -------      -------

DEFERRED RENT, net of current portion        33           71           38
                                        -------      -------      -------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, par value $1 per
   share, 6,000,000 shares author-
   ized; 2,606,481 shares issued
   at December 31, 1997, 1996, and
   September 30, 1997                     2,606        2,606        2,606
  Additional paid-in capital              6,770        6,770        6,770
  Accumulated deficit                    (9,803)      (9,539)      (9,047)
                                        -------      -------      -------
                                           (427)        (163)         329

  Less:
    Treasury stock at cost - 146,732
     at December 31, 1997, 1996 and
     September 30, 1997                     386          386          386
                                        -------      -------      -------

      Total Stockholders' Equity
       (Deficiency)                        (813)        (549)         (57)
                                        -------      -------      -------

      Total Liabilities and
       Stockholders' Equity
       (Deficiency)                     $ 6,394      $ 6,373      $ 7,264
                                        =======      =======      =======

                 The accompanying notes are an integral part
             of the consolidated condensed financial statements.

                        ARMATRON INTERNATIONAL, INC.
               Consolidated Condensed Statements of Operations
            for the Three Months ended December 31, 1997 and 1996
                (Dollars in Thousands Except Per Share Data)

                                                 (Unaudited)
                                             Three Months Ended
                                                 December 31
                                             ------------------
                                              1997         1996
                                              ----         ----

Net sales                                     $ 1,215      $ 1,215

Cost of products sold                           1,399        1,385

Selling, general and
 administrative expenses                          461          508

Interest expense-related parties                  120          120

Interest expense-third parties                      9            7

Other (income) expense - net                      (18)         (27)
                                              -------      -------

      Net loss                                $   756      $   778
                                              =======      =======

Per Share:

      Net loss                                $   .31      $   .32
                                              =======      =======

Weighted average number of
 common shares outstanding                  2,459,749    2,459,749
                                            =========    =========

                 The accompanying notes are an integral part
             of the consolidated condensed financial statements.

                        ARMATRON INTERNATIONAL, INC.
               Consolidated Condensed Statements of Cash Flows
            for the Three Months ended December 31, 1997 and 1996
                           (Dollars in Thousands)

                                                   (Unaudited)
                                              Three Months Ended
                                                 December 31,
                                              ------------------
                                              1997          1996
                                              ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $(  756)      $(  778)
  Adjustments to reconcile net loss
   to net cash flows from operating
   activities:
    Depreciation and amortization                  92            76
    Loss on disposal of equipment                   -            (1)
    Changes in operating assets
     & liabilities                              1,059           427
                                              -------       -------
  Net cash flow from (used for)
   operating activities:                          395          (276)
                                              -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for machinery and equipment            (62)          (51)
                                              -------       -------
    Net cash flow used for
      investing activities:                       (62)          (51)
                                              -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on capital lease obligations            (4)            -
                                              -------       -------
    Net cash flow used for
     financing activities:                         (4)            -
                                              -------       -------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                             329          (327)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                            1,126         1,849
                                              -------       -------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                             $ 1,455       $ 1,522
                                              =======       =======

SUPPLEMENTAL INFORMATION:
  Interest paid - related parties             $     -       $     -
  Interest paid - third parties               $     7       $     7
  Income taxes                                $     -       $     -

             The accompanying notes are an integral part of the
                consolidated condensed financial statements.

                        ARMATRON INTERNATIONAL, INC.
            Notes to Consolidated Condensed Financial Statements

1.  NATURE OF BUSINESS

The Company operates principally in two segments, the Consumer Products segment and the Industrial Products segment. Operations in the Consumer Products segment involve the manufacture and distribution of Flowtron leaf-eaters, bugkillers, yard carts, storage sheds and dog houses which comprised 82% and 97% of the Company's sales for the three months ended December 31, 1997 and for the year ended September 30, 1997, respectively. The Company distributes its consumer products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of this segment's sales and accounts receivable related to business activities with such retailers. The Industrial Products segment markets electronic obstacle avoidance systems for transportation and
automotive applications.    There are no intercompany sales between
segments.

2.  OPINION OF MANAGEMENT

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments(including normal recurring adjustments) necessary to present fairly the consolidated financial position as of December 31, 1997 and 1996, and September 30, 1997, and the consolidated statements of operations for the three months ended December 31, 1997 and 1996 and the consolidated statements of cash flow for the three months ended December 31, 1997 and 1996. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. The accompanying unaudited, consolidated condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.

3.  REVENUE RECOGNITION

Revenue from product sales is recognized at the time the products are shipped. Sales terms for the Industrial Products segment are 30 days net. Following industry trade practice, the Company's Consumer Products segment offers extended payment terms for delivery of seasonal items.

4.  USE OF ESTIMATES

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

5.  CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade account receivables. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's business, financial condition and results of operations.

For the three months ended December 31, 1997, two customers accounted for approximately 41% of the Company's net sales. At December 31, 1997, these customers accounted for approximately 51% of the Company's trade accounts receivable balance.

For the year ended September 30, 1997, two customers accounted for approximately 42% of the Company's net sales. At September 30, 1996, these customers accounted for approximately 57% of the Company's trade accounts receivable balance.

For the three months ended December 31, 1996, two customers accounted for approximately 51% of the Company's net sales. At December 31, 1996, these customers accounted for approximately 42% of the Company's trade accounts receivable balance.

6.  MAJOR SUPPLIERS

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

7.  CASH

The Company maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits and in deposit accounts at its commercial finance company. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

8.  INVENTORIES

Inventories are stated on a first-in, first-out (FIFO) method at the lower of cost or market.

Inventories consisted of the following:

                                                  (In Thousands)
                                          (Unaudited)       (Audited)
                                          December 31,    September 30,
                                        ---------------   -------------
                                        1997       1996        1997
                                        ----       ----        ----

      Raw Materials                    $ 1,924    $ 1,626     $ 1,680
      Work in Process                       16        100          21
      Finished Goods                       993        787       1,010
                                       -------    -------     -------
                                       $ 2,933    $ 2,513     $ 2,711
                                       =======    =======     =======

9.  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property and equipment are stated at cost. Depreciation is computed based upon the estimated useful lives of the various assets using the straight-line method with annual rates of depreciation of 10 to 33 1/3%. Capitalized tooling costs are amortized over three years. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the related assets. Tooling and molding costs are charged to a deferred cost account, prepaid tooling, as incurred, until the tool or mold is completed. Upon completion the costs are transferred to a property/equipment account.

Maintenance and repairs are charged to operations as incurred. Renewals and betterments which materially extend the life of assets are capitalized and depreciated. Upon disposal, the asset cost and related accumulated depreciation are removed from their respective accounts. Any resulting gain or loss is reflected in earnings.

10.  OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of:

                                              (In thousands)
                                       (Unaudited)         (Audited)
                                       December 31,      September 30,
                                     ----------------    -------------
                                     1997        1996        1997
                                     ----        ----        ----

Salaries, commissions
 and benefits                        $  386      $  328      $  399
Sales allowances and incentives         152           -         163
Professional fees                        90          98          78
Warranty costs                           40          42          37
Advertising costs                        65         129          82
Interest                              1,037         559         917
Other                                    44         105         149
                                     ------      ------      ------
                                     $1,814      $1,261      $1,825
                                     ======      ======      ======

11.  DEBT

Long-term Debt

The Company has a $7,000,000 line of credit with a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest at 10%, requires monthly payments of interest only, is payable in full in October 1998, and is collateralized by all assets of the Company. The Company had $4,715,000 outstanding under this line of credit at December 31, 1997. Repayment of this line of credit is subordinated to the repayment of any and all balances outstanding on the revolving line of credit from a commercial finance company which is further described below. At December 31, 1997, interest payments of $1,037,000, associated with this line were in arrears for the period November 1, 1995 to December 31, 1997.

Note Payable

The Company has a revolving line of credit agreement with a commercial finance company which permits combined borrowings up to $3,500,000 in cash and letters of credit. This line of credit is collateralized by all the assets of the Company and expires in December 1999. The terms of this agreement include a borrowing limit which fluctuates depending on the levels of accounts receivable and inventory which collateralize the borrowings.
The agreement contains various covenants pertaining to maintenance of working capital, net worth, restrictions on dividend distributions and other conditions. Interest on amounts outstanding is payable on a monthly basis at 1 3/4% over the commercial base rate. The commercial base rate was 8.5% at December 31, 1997. As of December 31, 1997, the Company had outstanding letters of credit amounting to approximately $137,000 and approximately $1,081,000 was available, pursuant to the borrowing formula, under this credit agreement.

ITEM 2:  ARMATRON INTERNATIONAL, INC.

        Management's Discussion and Analysis of Financial Conditions
                          and Results of Operations

OVERVIEW

The Company operates principally in two segments, the Consumer Products segment and the Industrial Products segment. Operations in the Consumer Products segment involve the manufacture and distribution of Flowtron leaf-eaters, bugkillers, yard carts, storage sheds, and dog houses which comprised 82% and 97% of the Company's sales during the three months ended December 31, 1997 and for the year ended September 30, 1997, respectively. The Company distributes its consumer products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of this segment's sales and accounts receivable related to business activities with such retailers. The Industrial Products segment markets electronic obstacle avoidance systems for transportation and
automotive applications.   There are no intercompany sales between segments.
For the three months ended December 31, 1997, two customers accounted for approximately 41% of the Company's net sales. At December 31, 1997, these customers accounted for approximately 51% of the Company's trade accounts receivable. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company currently purchases its plastic storage sheds, yard carts and dog houses from one supplier. This supplier manufactures the products in accordance with the Company's designs and specifications. The Company believes that other suppliers could provide the required products although comparable terms may not be realized. A change in suppliers could cause a delay in scheduled deliveries of the products to the Company's customers and a possible loss of revenue, which would adversely affect the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for operating expenses, including labor costs, raw material purchases and funding of accounts receivable. Historically, the Company's sources of cash have been borrowings from banks and finance companies and notes from related parties.

During the three months ended December 31, 1997, operating activities provided $395,000 in cash primarily due to a decrease in trade accounts receivable of $1,422,000 offset by an increase in inventories of $222,000, a decrease in accounts payable of $94,000 and the net loss of $756,000.

The Company has a revolving line of credit agreement with commercial finance company which permits combined borrowings up to $3,500,000 in cash and
letters of credit.   This line of credit is collateralized by all the assets
of the Company and expires in December 1999. The terms of this agreement include a borrowing limit which fluctuates depending on the levels of accounts receivable and inventory which collateralize the borrowings. The agreement contains various covenants pertaining to maintenance of working capital, net worth, restrictions on dividend distribution and other conditions. Interest on amounts outstanding is payable at 1 3/4% over the commercial base rate. The commercial base rate was 8.5% at December 31, 1997. At December 31, 1997, the Company had outstanding letters of credit amounting to approximately $137,000 and approximately $1,081,000 was available, pursuant to the borrowing formula, under this credit agreement.

The Company has a $7,000,000 line of credit with a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest at 10%, requires monthly payments of interest only, is payable in full in October 1998, and is collateralized by all assets of the Company. The Company had $4,715,000 outstanding under this line of credit at December 31, 1997. Repayment of this line of credit is subordinated to the repayment of any and all balances outstanding on the revolving line of credit from a commercial finance company. At December 31, 1997, interest payments of $1,037,000 associated with this line were in arrears for the period November 1, 1995 to December 31, 1997.

Sales terms for the Industrial Products segment are 30 days net. Following industry trade practice, the Consumer Products segment offers extended payment terms for delivery of seasonal product items such as the bugkillers, electric leaf-eater, biomister, compost bin, yard carts and storage sheds, resulting in fluctuating requirements for working capital.

During the three months ending December 31, 1997, the Company made cash
investments of $62,000 in capital expenditures.   As of January 31, 1998,
the Company has commitments of approximately $50,000 for future capital expenditures primarily for tools and dies used in production.

In 1991, the California Department of Health Services (DHS) issued a Corrective Action Order (CAO) against the Company and a former subsidiary. The CAO requires the Company and a former subsidiary to comply with a Cleanup and Abatement Order which was issued in 1990 against the Company for soil contamination at the site of the former subsidiary. To date, no determination has been made with regard to the extent of any environmental damage and who may be liable. The Company does not believe, based on the information available at this time, that the outcome of this matter will have a material adverse effect on its financial position or results of operation.

The Company believes that its present working capital, credit arrangements with a commercial finance company and related party, and other sources of financing will be sufficient to finance its seasonal borrowing needs, operations and investment in capital expenditures in fiscal 1998. Other sources of financing, provided by the Company's principal shareholder, are available to finance any working capital deficiencies.

RESULTS OF OPERATIONS

The results of consolidated operations for the three months ended December 31, 1997 resulted in net loss of $756,000, or $.31 per share, as compared with net loss of $778,000, or $.32 per share in the same period of the previous year.

Sales remained at approximately $1,215,000 for the three months ended December 31, 1997, as compared to the corresponding period in the previous year. The Company's sales remained primarily at the same level for the three months ended December 31, 1997, however the Consumer Products segment experienced a decrease in sales of its sheds of approximately $180,000 and this was offset by an increase in the sales of the Industrial Products segment's Echovision systems of approximately $180,000.

The Company has experienced negative gross margins in the first quarter for the past several years as product lines within the Consumer Products segment are subject to seasonal fluctuations, with most shipments of products occurring in the third and fourth quarters of the Company's fiscal year. Sales during the first quarter for the past three years have not exceeded 10 percent of the annual sales volume due to the seasonal nature of the Company's consumer product lines. The Company has deferred approximately $30,000 of period costs during the three months ended December 31, 1997 for absorption in subsequent quarters.

Gross margins for the three months ended December 31, 1997 and 1996 were ($184,000) and ($170,000) respectively.

Operating profit is the result of deducting operating expenses excluding interest expense, general corporate expenses, and income taxes from total revenue.

Sales and operating loss for the Consumer Products segment for the three months end December 31, 1997 were approximately $1,002,000 and $472,000, respectively, as compared to $1,182,000 and $437,000, respectively, in the previous year. Sales decreased $180,000 primarily due to a decrease in sales of sheds. Product lines within the Consumer Products segment are subject to seasonal fluctuations, with most shipments occurring in the spring and summer seasons.

Sales and operating loss for the Industrial Products segment for the three months ended December 31, 1997 were $213,000 and $3,000 respectively, as compare to sales of $33,000 and operating loss of $84,000, in the previous year. The increase in sales was due to additional volume of shipments of the Company's Echovision systems. The operating loss was due to the underutilization of this segment's facilities.

Selling, general and administrative expenses decreased $47,000, or 9.2%, to $461,000 for the three months ended December 31, 1997, as compared to $508,000 for the same period of the previous year due to lower sales and the Company's cost containment efforts.

Additional tax benefits from loss on operations for the three months ended December 31, 1997 were offset by changes to the related valuation allowance.

                        ARMATRON INTERNATIONAL, INC.


                                   PART II

Item 4.  Results of Votes of Security Holders

The annual meeting of shareholders was held on January 16, 1998 in Melrose, Massachusetts. Two proposals were submitted by shareholders as described in the Company's Proxy Statement dated December 30, 1997 and were voted upon and approved by shareholders at the meeting. The table below briefly describes the proposals and results of the shareholder votes.

                                       Votes         Votes
                                       In Favor      Opposed      Abstain
                                       --------      -------      -------

Shareholder proposal to elect
one director, Charles J. Housman       1,446,240       420

Shareholder proposal to ratify
the selection of independent
auditors for the 1998
fiscal year                            1,445,265     1,305        90

Messrs. Edward L. Housman and Elliot J. Englander are Directors of the Company who continue to hold office.

Item 6b.  Reports on Form 8-K

The Company did not file any reports on Form 8-K for the quarter ended December 31, 1997.

                        ARMATRON INTERNATIONAL, INC.

                               File No. 1-4433

                              _________________

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                    ARMATRON INTERNATIONAL, INC.
                                            (Registrant)



Date:  February 10, 1998            /s/  Charles J. Housman
                                    Charles J. Housman, President
                                    and Treasurer



Date:  February 10, 1998            /s/ Edward L. Housman
                                    Edward L. Housman, Director



Date:  February 10, 1998            /s/ Elliot J. Englander
                                    Elliot J. Englander, Director