Form 10-Q
period 1998-03-31
ARMATRON INTERNATIONAL INC
filed 1998-05-14
CIK 8699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1998.

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

APPLICABLE ONLY TO CORPORATE ISSUERS The number of shares of Common Stock (par value $1) outstanding at April 30, 1998 is 2,459,749 shares.

                        ARMATRON INTERNATIONAL, INC.
                               File No. 1-4433

                        ____________________________


                                                                    PAGE(S)
                                                                    -------

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Condensed Balance Sheets -
      March 31, 1998 and 1997, and September 30, 1997                 3 - 4

      Consolidated Condensed Statements of
      Operations for the three and six months
      ended March 31, 1998 and 1997                                       5

      Consolidated Condensed Statements of
      Cash Flows for the six months ended
      March 31, 1998 and 1997                                             6

      Notes to Consolidated Condensed Financial
      Statements                                                     7 - 11


      Item 2

      Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations                                                    12 - 17


PART II - OTHER INFORMATION

      Item 6(b)   Reports on Form 8-K                                    18

SIGNATURES                                                               19

                        ARMATRON INTERNATIONAL, INC.
                    Consolidated Condensed Balance Sheets
               March 31, 1998 and 1997, and September 30, 1997
                           (Dollars in Thousands)

                                              (Unaudited)           (Audited)
                                                March 31,         September 30,
                                            1998         1997         1997
                                            ----         ----         ----

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                $  328       $   80       $1,126
  Trade accounts receivable,net             2,637        3,769        2,389
  Inventories                               3,433        2,970        2,711
  Deferred taxes                              113          130          113
  Prepaid and other current assets            248          277          165
                                           ------       ------       ------
      Total Current Assets                  6,759        7,226        6,504

PROPERTY AND EQUIPMENT, NET                   540          670          589

OTHER ASSETS                                  107          107          171
                                           ------       ------       ------

      Total Assets                         $7,406       $8,003       $7,264
                                           ======       ======       ======


                 The accompanying notes are an integral part
             of the consolidated condensed financial statements.

                        ARMATRON INTERNATIONAL, INC.
                    Consolidated Condensed Balance Sheets
               March 31, 1998 and 1997, and September 30, 1997
                           (Dollars in Thousands)

                                              (Unaudited)           (Audited)
                                                March 31,         September 30,
                                            1998         1997         1997
                                            ----         ----         ----

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
 CURRENT LIABILITIES:

  Accounts payable                          1,390        1,540          695
  Other current liabilities                 1,989        1,564        1,825
  Current portion under capital
   lease obligations                           19            -           18
  Notes payable                                 -          625            -
                                           ------       ------       ------

      Total Current Liabilities             3,398        3,729        2,538
                                           ------       ------       ------

LONG-TERM DEBT, RELATED PARTIES             4,715        4,754        4,715
                                           ------       ------       ------
LONG-TERM CAPITAL LEASE OBLIGATIONS,
 NET OF CURRENT PORTION                        20            -           30
                                           ------       ------       ------
DEFERRED RENT, NET OF CURRENT PORTION          28           66           38
                                           ------       ------       ------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, par value $1 per
   share, 6,000,000 shares author-
   ized; 2,606,481 shares issued
   at March 31, 1998 and 1997,
   and September 30, 1997                   2,606        2,606        2,606
  Additional paid-in capital                6,770        6,770        6,770
  Accumulated deficit                      (9,745)      (9,536)      (9,047)
                                           ------       ------       ------
                                             (369)        (160)         329

  Less:
    Treasury stock at cost,146,732
     shares at March 31, 1998 and
     1997, and September 30, 1997             386          386          386
                                           ------       ------       ------
      Total Stockholders'(Deficiency)
       Equity                                (755)        (546)         (57)
                                           ------       ------       ------
      Total Liabilities and
       Stockholders' (Deficiency)
       Equity                              $7,406       $8,003       $7,264
                                           ======       ======       ======


                 The accompanying notes are an integral part
             of the consolidated condensed financial statements.

                        ARMATRON INTERNATIONAL, INC.
               Consolidated Condensed Statements of Operations
         for the Three and Six Months Ended March 31, 1998 and 1997
                (Dollars in Thousands Except Per Share Data)

                                                  (Unaudited)
                                     Three Months            Six Months
                                    Ended March 31,        Ended March 31,
                                  ------------------      ------------------
                                   1998        1997        1998        1997
                                   ----        ----        ----        ----

Net sales                         $3,198      $3,868      $4,412      $5,083

Cost of products sold              2,446       3,074       3,845       4,459

Selling, general and
 administrative expenses             580         668       1,041       1,177

Interest expense-related parties     118         118         238         238

Interest expense-third parties         8          12          16          19

Other (income) expense - net         (13)         (7)        (30)        (35)
                                  ------      ------      ------      ------

      Net income (loss)           $   58      $    3      $ (698)     $ (775)
                                  ======      ======      ======      ======

Per Share:

      Net income (loss)           $  .02      $  .00      $ (.28)     $ (.31)
                                  ======      ======      ======      ======

Weighted average number of
 common shares outstanding     2,459,749   2,459,749   2,459,749   2,459,749


                 The accompanying notes are an integral part
             of the consolidated condensed financial statements.

                        ARMATRON INTERNATIONAL, INC.
               Consolidated Condensed Statements of Cash Flows
              for the Six Months Ended March 31, 1998 and 1997
                           (Dollars in Thousands)

                                                        (Unaudited)
                                                     Six Months Ended
                                                         March 31,
                                                    -------------------
                                                     1998         1997
                                                     ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $ (698)      $  (775)
  Adjustments to reconcile net loss
   to net cash flows from operating activities:
     Depreciation and amortization                     150           147
     Loss on disposal of equipment                                     1
     Change in operating assets and liabilities       (130)       (1,633)
                                                    ------       -------
  Net cash flow used for operating activities:        (678)       (2,260)
                                                    ------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for machinery and equipment                (111)         (190)
                                                    ------       -------
    Net cash flow used for investing activities:      (111)         (190)
                                                    ------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payment) under
   commercial finance company line of credit             -           625
  Borrowings on long-term debt - third
   parties                                               -            56
  Payment on capital lease obligations                  (9)            -
                                                    ------       -------
    Net cash flow used for financing activities:        (9)          681
                                                    ------       -------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (798)       (1,769)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                 1,126         1,848
                                                    ------       -------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                   $  328       $    80
                                                    ======       =======

SUPPLEMENTAL INFORMATION:
  Interest paid - related parties                   $    -        $    -
  Interest paid - third parties                     $   16        $   19
  Income taxes paid                                 $    -        $    -


                 The accompanying notes are an integral part
             of the consolidated condensed financial statements.

                        ARMATRON INTERNATIONAL, INC.
            Notes to Consolidated Condensed Financial Statements

1.  NATURE OF BUSINESS
----------------------

The Company operates principally in two segments, the Consumer Products segment and the Industrial Products segment. Operations in the Consumer Products segment involve the manufacture and distribution of Flowtron leafeaters, bugkillers, yard carts, storage sheds and dog houses which comprised 92% and 97% of the Company's net sales for the six months ended March 31, 1998 and for the year ended September 30, 1997, respectively. The Company distributes its consumer products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of this segment's sales and accounts receivable related to business activities with such retailers. The Industrial Products segment manufactures electronic obstacle avoidance systems for transportation and automotive applications and markets these systems under the trademark "ECHOVISION". There are no intercompany sales between segments.

2.  OPINION OF MANAGEMENT
-------------------------

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments(including normal recurring adjustments) necessary to present fairly the consolidated financial position as of March 31, 1998 and 1997, and September 30, 1997, and the consolidated statements of operations for the three and six months ended March 31, 1998 and 1997 and the consolidated statements of cash flows for the six months ended March 31, 1998 and 1997. Certain reclassifications have been made to prior period amounts to conform with the current period presentation. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. The accompanying unaudited, consolidated condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.

3.  REVENUE RECOGNITION
-----------------------

Revenue from product sales is recognized at the time the products are shipped. Following industry trade practice, the Company's Consumer Products segment offers extended payment terms for delivery of seasonal items. Sales terms for the Industrial Products segment are 30 days net.

Provisions, based upon historical experience, are recorded for estimated sales allowances and incentives related to volume and program incentives offered to the Company's various customers.

                        ARMATRON INTERNATIONAL, INC.
            Notes to Consolidated Condensed Financial Statements


4.  USE OF ESTIMATES
--------------------

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

5.  CONCENTRATION OF CREDIT RISK
--------------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade accounts receivable. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's business, financial condition and results of operations.

For the six months ended March 31, 1998, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 27% and 15% of the Company's net sales, respectively. At March 31, 1998, these customers accounted for approximately 54% of the Company's trade accounts receivable balance.

For the year ended September 30, 1997, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 32% and 10% of the Company's net sales, respectively. At September 30, 1997, these customers accounted for approximately 57% of the Company's trade accounts receivable balance.

For the six months ended March 31, 1997, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 35% and 10% of the Company's net sales, respectively. At March 31, 1997, these customers accounted for approximately 53% of the Company's trade accounts receivable balance.

6.  MAJOR SUPPLIERS
-------------------

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

                        ARMATRON INTERNATIONAL, INC.
            Notes to Consolidated Condensed Financial Statements


7.  YEAR 2000 DATE CONVERSION
-----------------------------

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company is evaluating the risks and costs associated with this problem. The computing portfolio was identified, an initial assessment has been completed, and initial conversion efforts are underway. The cost of achieving Year 2000 compliance is estimated to be approximately $100,000 over the cost of normal software upgrades and computer equipment replacements and will be incurred through fiscal 1999. The Company intends to finance substantially all such costs through leasing arrangements.

8.  CASH
--------

The Company maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits and in deposit accounts at its commercial finance company. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

9.  INVENTORIES
---------------

Inventories are stated on a first-in, first-out (FIFO) method at the lower of cost or market and consisted of the following:

                                                 (In Thousands)
                                            (Unaudited)         (Audited)
                                              March 31        September 30,
                                          1998        1997        1997
                                          ----        ----        ----

      Purchased Components               $2,042      $2,144      $1,680
      Work in Process                        25         120          21
      Finished Goods                      1,366         706       1,010
                                         ------      ------      ------
                                         $3,433      $2,970      $2,711
                                         ======      ======      ======

10.  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
---------------------------------------------------

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

                        ARMATRON INTERNATIONAL, INC.
            Notes to Consolidated Condensed Financial Statements


Maintenance and repairs are charged to operations as incurred. Renewals and betterments which materially extend the life of assets are capitalized and depreciated. Upon disposal, the asset cost and related accumulated depreciation are removed from their respective accounts. Any resulting gain or loss is reflected in earnings.

1l.  OTHER CURRENT LIABILITIES
------------------------------

Other current liabilities consist of the following as of:

                                              (Unaudited)         (Audited)
                                                March 31,       September 30,
                                            1998        1997        1997
                                            ----        ----        ----

      Salaries, commissions
       and benefits                        $  400      $  401      $  399
      Sales allowances and incentives         139           -         163
      Professional fees                        67          73          78
      Warranty costs                           51          66          37
      Advertising costs                        84         144          82
      Interest                              1,155         677         917
      Other                                    93         203         149
                                           ------      ------      ------
                                           $1,989      $1,564      $1,825
                                           ======      ======      ======

12.  DEBT
---------

LONG-TERM DEBT WITH RELATED PARTIES

The Company has a $7,000,000 line of credit with a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest at 10%, requires monthly payments of interest only, is payable in full in October 1998, and is collateralized by all assets of the Company. The Company had $4,715,000 outstanding under this line of credit at March 31, 1998. Repayment of this line of credit is subordinate to the repayment of any and all balances outstanding on the revolving line of credit described below. At March 31, 1998 interest payments totaling $1,155,000 were in arrears for the period November 1, 1995 to March 31, 1998. The Company plans to renew its line of credit with the realty trust operated for the benefit of the Company's principal shareholders under terms and conditions similar to existing terms and conditions prior to October 1998 and does not anticipate any problems or delays.

                        ARMATRON INTERNATIONAL, INC.
            Notes to Consolidated Condensed Financial Statements


NOTE PAYABLE

The Company has a $3,500,000 revolving line of credit with a commercial finance company which permits combined borrowings up to $3,500,000 in cash and letters of credit. This line of credit is collateralized by all the assets of the Company and expires in December 1999. The terms of this agreement include a borrowing limit which fluctuates depending on the levels of accounts receivable and inventory which collateralize the borrowings.
The agreement contains various covenants pertaining to maintenance of working capital, net worth, restrictions on dividend distributions and other conditions. Interest on amounts outstanding is payable on a monthly basis at 1 3/4% over the commercial base rate. The commercial base rate was 8.5% at March 31, 1998. At March 31, 1998 the Company was contingently liable for outstanding letters of credit amounting to approximately $151,000 and approximately $2,636,000 was available, pursuant to the borrowing formula, under this credit agreement.

13.  New Pronouncements
-----------------------

The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income in general-purpose financial statements. The Company has not assessed the impact of this Standard on its financial statements.

The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the reporting of operating segments in the financial statements. The Company has not assessed the impact of this Standard on its financial statements.

                        ARMATRON INTERNATIONAL, INC.
        Management's Discussion and Analysis of Financial Conditions
                          and Results of Operations

OVERVIEW

The Company operates principally in two segments, the Consumer Products segment and Industrial Products segment. Operations in the Consumer Products segment involve manufacture and distribution of Flowtron leaf-eaters, bugkillers, yard carts, storage sheds, and dog houses which comprised 92% and 97% of the Company's net sales for the six months ended March 31, 1998 and for the year ended September 30, 1997, respectively. The Company distributes its consumer products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of this segment's sales and accounts receivable related to business activities with such retailers. The Industrial Products segment manufactures electronic obstacle avoidance systems for transportation and automotive applications and markets these systems under the trademark "ECHOVISION". There are no intercompany sales between segments.

For the six months ended March 31, 1998, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 27% and 15%, respectively, of the Company's net sales. At March 31, 1998, these customers accounted for approximately 54% of the Company's trade accounts receivable. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company currently purchases its plastic storage sheds, yard carts and dog houses from one supplier. This supplier manufacturers the products in accordance with the Company's designs and specifications. The Company believes that other suppliers could provide the required products although comparable terms may not be realized. A change of suppliers could cause a delay in scheduled deliveries of the products to the Company's customers and a possible loss of revenue, which would adversely affect the Company's results of operations.

FORWARD-LOOKING STATEMENTS

Management's discussion and analysis of the results of operations and financial conditions and other sections of this report contain "forward-looking statements" about its prospects for the future. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to the following:

* The Company's consumer products business is cyclical and is affected by weather and some of the same economic factors

                        ARMATRON INTERNATIONAL, INC.
        Management's Discussion and Analysis of Financial Conditions
                          and Results of Operations


   that affect the consumer and lawn and garden industries generally, including interest rates, the availability of financing and general economic conditions. In addition, the lawn and garden products manufacturing business is highly competitive. Actions of competitors, including changes in pricing, or slowing demand for lawn and garden products due to general or industry economic conditions or the amount of inclement weather could result in decreased demand for the Company's products, lower prices received or reduced utilization of plant facilities.

* Increased costs of raw materials can result in reduced margins, as can higher transportation and shipping costs. Historically, the Company has been able to pass some of the higher raw material and transportation costs through to the customer. Should the Company be unable to recover higher raw material and transportation costs from price increases of its products, operating results could be lower than projected.

* If progress in manufacturing of products is slower than anticipated or if demand for products produced does not meet current expectations, operating results could be adversely affected.

* If the success of the Company in strengthening its relationship with its customers, growing sales at targeted accounts, and expanding geographically area not realized, operating results could be adversely affected.

* If the Company's loses any of its major customers, operating results would be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for operating expenses, including labor costs, raw material purchases and funding of accounts receivable. Historically, the Company's sources of cash have been borrowings from banks and finance companies and notes from a realty trust which is operated for the benefit of the Company's Principal shareholders.

During the six months ended March 31, 1998, operating activities used cash of approximately $678,000 primarily due to an increase in accounts receivable of $248,000, an increase of inventories of $722,000 offset by increases in accounts payable of $695,000 and accrued expenses of $164,000 and the net loss of $698,000.

                        ARMATRON INTERNATIONAL, INC.
        Management's Discussion and Analysis of Financial Conditions
                          and Results of Operations


The Company Consumer Products segment is subject to seasonal fluctuations. The Company manufacturers its products primarily in the first three quarters of its fiscal year with most shipments of the products occurring in the third and fourth quarters of the Company's fiscal year. Due to this timing as to the production and shipment of the Company's products it is common for the accounts receivable to increase during the first six months of the fiscal year as sales during these six months generally have been offered extended payment terms. Inventories are also built up during the first six months of the fiscal year such that the Company will have the necessary products available for timely shipments to its customers during the Company's third and fourth quarters of its fiscal year. In addition, accounts payable and accrued expenses increase during the first six months of the fiscal year due to the increased purchasing activities of the Company in support of its inventory buildup.

The Company deferred approximately $30,000 of period costs during the first quarter of fiscal 1998. These period costs were primarily indirect costs related to staging and marshalling inventory items. These deferred costs have been absorbed in the second quarter of fiscal 1998 and the Company does not anticipate such deferrals in future periods.

The Company has a revolving line of credit agreement with a commercial finance company which permits combined borrowings up to $3,500,000 in cash and letters of credit. This line of credit is collateralized by all assets of the Company and expires in December 1999. At March 31, 1998 the Company was contingently liable for outstanding letters of credit amounting to approximately $151,000 and approximately $2,636,000 was available, pursuant to the borrowing formula, under this credit agreement.

The Company has a $7,000,000 line of credit with a realty trust which is operated for the benefit of the Company's principal shareholders. These principal shareholders include the Company's President, a Director who is also President of the Company's subsidiary (Automatic Radio International, Inc.). This line of credit, with interest payable at 10%, requires monthly payments of interest only, is payable in full in October 1998 and is collateralized by all assets of the Company. Interest payments for the period November 1, 1995 through March 31, 1997 are in arrears. The Company had $4,715,000 outstanding under this line of credit on March 31, 1998. The Company plans to renew its line of credit with the realty trust which is operated for the benefit of the principal shareholders under terms and conditions similar to existing terms and conditions prior to October 1998 and does not anticipate any problems or delays with such renewal.

                        ARMATRON INTERNATIONAL, INC.
        Management's Discussion and Analysis of Financial Conditions
                          and Results of Operations


Following industry trade practice, the Consumer Product segment offers extended payment terms for delivery of existing seasonal products such as the Flowtron bugkiller, leaf-eater, compost bin, yard cart and storage shed. Sales terms for the Industrial Products segment are 30 days net.

The Company made investments of $111,000 in capital expenditures during the six months ended March 31, 1998. These expenditures were primarily for tooling and dies used in production of the Company's Consumer Products. As of March 31, 1998 the Company has commitments of approximately $62,000 for capital expenditures of which approximately $56,000 relates to computer equipment replacements and approximately $6,000 relates to tooling and dies used in production.

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

The Company believes that its present working capital, credit arrangements with a commercial finance company and its line of credit with a realty trust which is operated for the benefit of the Company's principal shareholders and other sources of financing will be sufficient to finance its seasonal borrowing needs, operations and investment in capital expenditures in fiscal 1998. Other sources of financing, primarily provided by the Company's principal shareholders, are available to finance any working capital deficiencies.

RESULTS OF OPERATIONS

Three months ended March 31, 1998

The results of consolidated operations for the three months ended March 31, 1998 resulted in net income of $58,000, or $.02 per share, as compared with net income of $3,000 or $.00 per share in the same period of the previous year.

Net sales decreased $670,000, or 17.3%, to $3,198,000 for the three months ended March 31, 1998, as compared to $3,868,000 for the same period of the previous year. The decrease in net sales was primarily attributable to the decrease in sales of bugkiller products due to customers delaying scheduled deliveries and orders.

                        ARMATRON INTERNATIONAL, INC.
        Management's Discussion and Analysis of Financial Conditions
                          and Results of Operations


Operating profit is the result of deducting operating expenses excluding interest expense, general corporate expenses, and income taxes from total revenue.

Net sales and operating income for the Consumer Products segment for the three months ended March 31, 1998 were approximately $3,030,000 and $356,000, respectively, as compared to $3,852,000 and $406,000 in the previous year. The decrease in net sales was primarily due a decrease in sales of bugkiller products due to customers delaying deliveries and orders. Product lines within the Consumer Products segment are subject to seasonal fluctuations, with most shipments occurring in the third and fourth quarters of the Company's fiscal year.

Net sales and operating loss for the Industrial Products segment for the three months ended March 31, 1998 were approximately $167,000 and $1,000, respectively, as compared to net sales of $16,000 and an operating loss of $95,000 for the same period of the prior year. The increase in net sales for the Industrial Products segment was due to additional volume of shipments of the Company's Echovision systems.

Selling, general and administrative expenses decreased $88,000 or 13.2%, to $580,000 for the three months ended March 31, 1998, as compared to $668,000 for the same period of the prior year. As a percentage of net sales, selling, general, and administrative expenses were 18.1% of net sales for the three months ended March 31, 1998 as compared to 17.3% of net sales for the three months ended March 31, 1997.

Taxes were not provided during the three months ended March 31, 1998 as the Company has net operating loss carry-forwards available to offset such provisions.

Six months ended March 31, 1998

The results of consolidated operations for the six months ended March 31, 1998 resulted in a net loss of $698,000 or $.28 per share, as compared with a net loss of $775,000, or $.31 per share in the same period of the previous year. Net sales decreased $671,000, or 13.2%, to $4,412,000 for the six months ended March 31, 1998, as compared to $5,083,000 for the corresponding period in the previous year. The decrease in net sales was primarily attributable to the decrease in sales of bugkiller products due to customers delaying scheduled deliveries and orders.

Net sales and operating loss for the Consumer Products segment for the six months ended March 31, 1998 were approximately $4,032,000 and $116,000, respectively, as compared to net sales of $5,034,000 and operating losses of $31,000 in the previous year. The decrease in net sales was primarily attributable to the decrease in sales of bugkiller products due to customers delaying scheduled deliveries and orders.

                        ARMATRON INTERNATIONAL, INC.
        Management's Discussion and Analysis of Financial Conditions
                          and Results of Operations


Net sales and operating losses for the Industrial Products segment during the six months ended March 31, 1998 were approximately $380,000 and $4,000, respectively, as compared to net sales of $49,000 and an operating loss of $179,000 for the same period of the prior year. The increase in net sales for the Industrial Products segment was due to additional volume of shipments of the Company's Echovision systems.

Selling, general and administrative decreased $136,000, or 11.6% to $1,041,000. As a percentage of net sales, selling, general, and administrative expenses were 23.6% of net sales for the six months ended March 31, 1998 as compared to 23.2% of net sales for the six months ended March 31, 1997.

Additional tax benefits from the losses on operations for the six months ended March 31, 1998 were offset by changes to the related valuation allowances.

New Pronouncements

The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income in general-purpose financial statements. The Company has not assessed the impact of this Standard on its financial statements.

The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the reporting of operating segments in the financial statements. The Company has not assessed the impact of this Standard on its financial statements.

                        ARMATRON INTERNATIONAL, INC.


                                   PART II

Item 6b.

      Reports on Form 8-K

      The Company filed no Form 8-K's for the quarter ended March 31, 1998.

                        ARMATRON INTERNATIONAL, INC.

                               File No. 1-4433

                        ____________________________


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                 ARMATRON INTERNATIONAL, INC.
                                         (Registrant)




Date:  May 11, 1998              /s/  Charles J. Housman
                                 Charles J. Housman, President
                                 and Treasurer

Date:  May 11, 1998              /s/  Edward L. Housman
                                 Director

Date:  May 11, 1998              /s/  James M. Murphy
                                 Controller