Form 10-Q
period 1998-06-30
ARMATRON INTERNATIONAL INC
filed 1998-08-13
CIK 8699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X   No

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes       No
    -----    -----

APPLICABLE ONLY TO CORPORATE ISSUERS The number of shares of Common Stock (par value $1) outstanding at July 31, 1998 is 2,459,749 shares.


                        ARMATRON INTERNATIONAL, INC.
                               File No. 1-4433
                        ----------------------------

                                                         PAGE(S)

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Condensed Balance Sheets -
      June 30, 1998 and 1997, and September 30, 1997      3 - 4

      Consolidated Condensed Statements of
      Operations for the three and nine months
      ended June 30, 1998 and 1997                          5

      Consolidated Condensed Statements of
      Cash Flows for the nine months ended
      June 30, 1998 and 1997                                6

      Notes to Consolidated Condensed Financial
      Statements                                          7 - 11


      Item 2

      Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations                                         12 - 17


PART II - OTHER INFORMATION

      Item 6(b)   Reports on Form 8-K                       18

SIGNATURES                                                  19

                        ARMATRON INTERNATIONAL, INC.
                    Consolidated Condensed Balance Sheets
               June 30, 1998 and 1997, and September 30, 1997
                           (Dollars in Thousands)

                                                (Unaudited)          (Audited)
                                                 June 30,          September 30,
                                              ---------------      -------------
                                              1998       1997          1997
                                              ----       ----          ----

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                  $   729     $   679        $ 1,126
  Trade accounts receivable, net               4,635       3,530          2,389
  Inventories                                  2,404       3,282          2,711
  Deferred taxes                                 113         130            113
  Prepaid and other current assets               180         235            165
                                             ----------------------------------
      Total Current Assets                     8,061       7,856          6,504

PROPERTY AND EQUIPMENT, NET                      489         592            589

OTHER ASSETS                                     107         107            171
                                             ----------------------------------
      Total Assets                           $ 8,657     $ 8,555        $ 7,264
                                             ==================================


                 The accompanying notes are an integral part
             of the consolidated condensed financial statements.

                        ARMATRON INTERNATIONAL, INC.
                    Consolidated Condensed Balance Sheets
               June 30, 1998 and 1997, and September 30, 1997
                           (Dollars in Thousands)


                                                (Unaudited)          (Audited)
                                                 June 30,          September 30,
                                              ---------------      -------------
                                              1998       1997          1997
                                              ----       ----          ----

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                             1,763       1,977            695
  Interest payable to related parties          1,274         796            917
  Other current liabilities                    1,000         961            908
  Current portion under capital
   lease obligations                              20          17             18
                                             ----------------------------------
      Total Current Liabilities                4,057       3,751          2,538
                                             ----------------------------------
LONG-TERM DEBT, RELATED PARTIES                4,715       4,715          4,715
                                             ----------------------------------
LONG-TERM CAPITAL LEASE OBLIGATIONS,
 NET OF CURRENT PORTION                           15          35             30
                                             ----------------------------------
DEFERRED RENT, NET OF CURRENT PORTION             24          42             38
                                             ----------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, par value $1 per
   share, 6,000,000 shares author-
   ized; 2,606,481 shares issued
   at June 30, 1998 and 1997,
   and September 30, 1997                      2,606       2,606          2,606
  Additional paid-in capital                   6,770       6,770          6,770
  Accumulated deficit                         (9,144)     (8,978)        (9,047)
                                             ----------------------------------
                                                 232         398            329


  Less:
    Treasury stock at cost,146,732 shares
     at June 30, 1998 and 1997, and
     September 30, 1997                          386         386            386
                                             ----------------------------------
      Total Stockholders'(Deficiency)
       Equity                                   (154)         12            (57)
                                             ----------------------------------
      Total Liabilities and
       Stockholders' (Deficiency)
        Equity                               $ 8,657     $ 8,555        $ 7,264
                                             ==================================


                 The accompanying notes are an integral part
             of the consolidated condensed financial statements.

                        ARMATRON INTERNATIONAL, INC.
               Consolidated Condensed Statements of Operations
         for the Three and Nine Months Ended June 30, 1998 and 1997
                (Dollars in Thousands Except Per Share Data)

                                                         (Unaudited)
                                          Three Months                Nine Months
                                         Ended June 30,              Ended June 30,
                                     -----------------------     -----------------------
                                       1998          1997          1998          1997

Net sales                            $   6,046     $   5,267     $  10,458     $  10,350

Cost of products sold                    4,556         3,792         8,401         8,251

Selling, general and
 administrative expenses                   766           760         1,807         1,937

Interest expense-related parties           119           121           357           359

Interest expense-third parties               8            38            24            57

Other (income) expense - net                (4)           (2)          (34)          (37)
                                     ---------------------------------------------------
      Net income (loss)              $     601     $     558     $     (97)    $    (217)
                                     ===================================================

Per Share:

      Net income (loss)              $     .24     $     .23     $    (.04)    $    (.09)
                                     ===================================================

Weighted average number of
 common shares outstanding           2,459,749     2,459,749     2,459,749     2,459,749


                 The accompanying notes are an integral part
             of the consolidated condensed financial statements.

                        ARMATRON INTERNATIONAL, INC.
               Consolidated Condensed Statements of Cash Flows
              for the Nine Months Ended June 30, 1998 and 1997
                           (Dollars in Thousands)

                                              (Unaudited)
                                           Nine Months Ended
                                               June 30,
                                           ------------------
                                            1998       1997
                                            ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                 $  (97)    $  (217)
  Adjustments to reconcile net loss
   to net cash flows from operating
   activities:
    Depreciation and amortization             213         241
    Change in operating assets
     and liabilities                         (373)       (995)
                                           ------------------
    Net cash flow used for
     operating activities:                   (257)       (971)
                                           ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of equipment              -           2
  Payments for machinery and equipment       (127)       (196)
                                           ------------------
    Net cash flow used for
     investing activities:                   (127)       (194)
                                           ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on capital lease obligations        (13)         (5)
                                           ------------------
    Net cash flow used for
     financing activities:                    (13)         (5)
                                           ------------------

NET DECREASE IN CASH
 AND CASH EQUIVALENTS                        (397)     (1,170)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                        1,126       1,849
                                           ------------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                          $  729     $   679
                                           ==================

SUPPLEMENTAL INFORMATION:
  Interest paid - related parties          $    -     $     -
  Interest paid - third parties            $   23     $    58
  Income taxes paid                        $    -     $     -

  Non-cash investing and
   financing activities:
    Capital expenditures financed
     by capital lease                      $    -     $    57
                                           ==================


                 The accompanying notes are an integral part
             of the consolidated condensed financial statements.

                        ARMATRON INTERNATIONAL, INC.
            Notes to Consolidated Condensed Financial Statements


1.    NATURE OF BUSINESS
      ------------------

      The Company operates principally in two segments, the Consumer Products segment and the Industrial Products segment. Operations in the Consumer Products segment involve the manufacture and distribution of Flowtron leafeaters, bugkillers, yard carts, storage sheds and dog houses which comprised 94% and 97% of the Company's net sales for the nine months ended June 30, 1998 and for the year ended September 30, 1997, respectively. The Company distributes its consumer products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of the Consumer Products segment's sales and accounts receivable related to business activities with such retailers. The Industrial Products segment manufactures electronic obstacle avoidance systems for transportation and automotive applications and markets these systems under the trademark "ECHOVISION". There are no intercompany sales between segments.

2.    OPINION OF MANAGEMENT
      ---------------------

      In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments(including normal recurring adjustments) necessary to present fairly the consolidated financial position as of June 30, 1998 and 1997, and September 30, 1997, and the consolidated statements of operations for the three and nine months ended June 30, 1998 and 1997 and the consolidated statements of cash flows for the nine months ended June 30, 1998 and 1997. Certain reclassifications have been made to prior period amounts to conform with the current period presentation. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. The accompanying unaudited, consolidated condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.

3.    REVENUE RECOGNITION
      -------------------

      Revenue from product sales is recognized at the time the products are shipped. Following industry trade practice, the Company's Consumer Products segment offers extended payment terms for delivery of seasonal items. Sales terms for the Industrial Products segment are 30 days net.

      Provisions are recorded for estimated sales allowances and incentives related to volume and program incentives offered to the Company's various customers.

                        ARMATRON INTERNATIONAL, INC.
            Notes to Consolidated Condensed Financial Statements

4.    USE OF ESTIMATES
      ----------------

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

5.    CONCENTRATION OF CREDIT RISK
      ----------------------------

      Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade accounts receivable. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's business, financial condition and results of operations.

      For the nine months ended June 30, 1998, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 30% and 11% of the Company's net sales, respectively. At June 30, 1998, these customers accounted for approximately 55% of the Company's trade accounts receivable balance.

      For the year ended September 30, 1997, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 32% and 10% of the Company's net sales, respectively. At September 30, 1997, these customers accounted for approximately 57% of the Company's trade accounts receivable balance.

      For the nine months ended June 30, 1997, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 43% and 11% of the Company's net sales, respectively. At June 30, 1997, these customers accounted for approximately 57% of the Company's trade accounts receivable balance. The Company's export sales are not significant.

6.    MAJOR SUPPLIERS
      ---------------

      The Company had purchased its plastic storage sheds, yard carts and dog houses from one supplier. In July 1998, the Company obtained another supplier for its yard carts. The Company has transferred its production molds for yard carts to this supplier. Management does not believe the change to this new supplier will adversely affect the Company's performance. These suppliers manufacture the Company's products in accordance with the Company's designs and specifications. The Company believes that other suppliers could provide the required products although comparable terms may not be realized. A change in suppliers could cause a delay in scheduled deliveries of the products to the Company's customers and a possible loss of revenue, which would adversely affect the Company's results of operations.

                        ARMATRON INTERNATIONAL, INC.
            Notes to Consolidated Condensed Financial Statements


7.    YEAR 2000 DATE CONVERSION
      -------------------------

      The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk as to the availability and integrity of financial systems and the reliability of operational systems. The Company is evaluating the risks and costs associated with this problem. The computing portfolio was identified, an initial assessment has been completed, and initial conversion efforts are underway. The cost of achieving Year 2000 compliance is estimated to be approximately $100,000 over the cost of normal software upgrades and computer equipment replacements and will be incurred through fiscal 1999. The Company intends to finance substantially all such costs through leasing arrangements.

8.    CASH
      ----

      The Company maintains its cash in bank deposit accounts that, at times, may exceed Federally insured limits and in deposit accounts at its commercial finance company. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

9.    INVENTORIES
      -----------

      Inventories are stated on a first-in, first-out (FIFO) method at the lower of cost or market and consisted of the following:

                                                 (In Thousands)
                                          (Unaudited)         (Audited)
                                           June 30,          September 30,
                                        1998       1997          1997
                                        ----------------------------------

      Purchased Components             $1,658     $2,032        $1,680
      Work in Process                      22         29            21
      Finished Goods                      724      1,221         1,010
                                       -------------------------------
                                       $2,404     $3,282        $2,711
                                       ===============================


10.   PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
      ----------------------------------------------

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

                        ARMATRON INTERNATIONAL, INC.
            Notes to Consolidated Condensed Financial Statements


      Maintenance and repairs are charged to operations as incurred. Renewals and betterments, which materially extend the life of assets, are capitalized and depreciated. Upon disposal, the asset cost and related accumulated depreciation are removed from their respective accounts. Any resulting gain or loss is reflected in earnings.

11.   OTHER CURRENT LIABILITIES
      -------------------------

      Other current liabilities consist of the following as of:

                                                 (Unaudited)         (Audited)
                                                   June 30,        September 30,
                                               ---------------     -------------
                                                1998      1997         1997

      Salaries, commissions
       and benefits.......................     $  514     $390         $399
      Sales allowances and incentives.....        115        -          163
      Professional fees...................         94       92           78
      Warranty costs......................         71       62           37
      Advertising costs...................        110      152           82
      Other...............................         96      265          149
                                               ----------------------------
                                               $1,000     $961         $908
                                               ============================


12.   DEBT
      ----

      Long-Term Debt With Related Parties
      -----------------------------------

      The Company has a $7,000,000 line of credit with a realty trust operated for the benefit of the Company's principal shareholders.
      This line of credit, with interest at 10%, requires monthly payments of interest only, is payable in full in October 1998, and is collateralized by all assets of the Company. The Company had $4,715,000 outstanding under this line of credit at June 30, 1998. Repayment of this line of credit is subordinate to the repayment of any and all balances outstanding on the revolving line of credit described below. At June 30, 1998 interest payments totaling $1,274,000 were in arrears for the period November 1, 1995 to June 30, 1998. On July 28, 1998 the Company received a waiver for the covenant violation as to the interest payments. The waiver extends the due date as to the interest payments until June 30, 1999. The Company plans to renew its line of credit with the realty trust operated for the benefit of the Company's principal shareholders under terms and conditions similar to existing terms and conditions prior to October 1998 and does not anticipate any problems or delays.

                        ARMATRON INTERNATIONAL, INC.
            Notes to Consolidated Condensed Financial Statements


      Note Payable
      ------------

      The Company has a $3,500,000 revolving line of credit with a commercial finance company, which permits combined borrowings up to $3,500,000 in cash and letters of credit. This line of credit is collateralized by all the assets of the Company and expires in December 1999. The terms of this agreement include a borrowing limit which fluctuates depending on the levels of accounts receivable and inventory which collateralize the borrowings. The agreement contains various covenants pertaining to maintenance of working capital, net worth, restrictions on dividend distributions and other conditions. Interest on amounts outstanding is payable on a monthly basis at 1 3/4% over the commercial base rate. The commercial base rate was 8.5% at June 30, 1998. At June 30, 1998 the Company did not have letters of credit or borrowings outstanding and approximately $3,404,000 was available, pursuant to the borrowing formula, under this credit agreement.

13.   NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------

      In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These pronouncements are effective for fiscal years beginning after December 15, 1997. The Company does not believe that these new pronouncements will have a material effect on its financial statements.

      In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." The Company does not believe that this pronouncement will have a material impact on its business or results of operations.

                        ARMATRON INTERNATIONAL, INC.
        Management's Discussion and Analysis of Financial Conditions
                          and Results of Operations

OVERVIEW
--------

The Company operates principally in two segments, the Consumer Products segment and Industrial Products segment. Operations in the Consumer Products segment involve manufacture and distribution of Flowtron leaf-eaters, bugkillers, yard carts, storage sheds, and dog houses which comprised 94% and 97% of the Company's net sales for the nine months ended June 30, 1998 and for the year ended September 30, 1997, respectively. The Company distributes its consumer products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of this segment's sales and accounts receivable related to business activities with such retailers. The Industrial Products segment manufactures electronic obstacle avoidance systems for transportation and automotive applications and markets these systems under the trademark "ECHOVISION". There are no intercompany sales between segments.

For the nine months ended June 30, 1998, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 30% and 11%, respectively, of the Company's net sales. At June 30, 1998, these customers accounted for approximately 55% of the Company's trade accounts receivable. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company had purchased its plastic storage sheds, yard carts and dog houses from one supplier. In July 1998, the Company obtained another supplier for its yard carts. The Company has transferred its production molds for yard carts to this new supplier. Management does not believe the change to this new supplier will adversely affect the Company's performance. These suppliers manufacture the Company's products in accordance with the Company's designs and specifications. The Company believes that other suppliers could provide the required products although comparable terms may not be realized. A change of suppliers could cause a delay in scheduled deliveries of the products to the Company's customers and a possible loss of revenue, which would adversely affect the Company's results of operations.

FORWARD-LOOKING STATEMENTS
--------------------------

Management's discussion and analysis of the results of operations and financial conditions and other sections of this report contain forward-looking statements" about its prospects for the future. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those, projected. Such risks and uncertainties include, but are not limited to the following:

                        ARMATRON INTERNATIONAL, INC.
        Management's Discussion and Analysis of Financial Conditions
                          and Results of Operations

* The Company's consumer products business is cyclical and is affected by weather and some of the same economic factors that affects the consumer and lawn and garden industries generally, including interest rates, the availability of financing and general economic conditions. In addition, the lawn and garden products manufacturing business is highly competitive. Actions of competitors, including changes in pricing, or slowing demand for lawn and garden products due to general or industry economic conditions or the amount of inclement weather could result in decreased demand for the Company's products, lower prices received or reduced utilization of plant facilities.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary cash requirements are for operating expenses, including labor costs, raw material purchases and funding of accounts receivable. Historically, the Company's sources of cash have been borrowings from banks and finance companies and notes from a realty trust which is operated for the benefit of the Company's principal shareholders.

During the nine months ended June 30, 1998, operating activities used cash of approximately $257,000 primarily due to an increase in accounts receivable of $2,246,000, offset by a decrease of inventories of $307,000, increases in accounts payable of $1,068,000, interest payable of $357,000 and other current liabilities of $92,000 and the net loss of $97,000.

                        ARMATRON INTERNATIONAL, INC.
        Management's Discussion and Analysis of Financial Conditions
                          and Results of Operations

The Company's Consumer Products segment is subject to seasonal fluctuations. The Company manufacturers its products primarily in the first three quarters of its fiscal year with most shipments of the products occurring in the third quarter of the Company's fiscal year. Due to the timing as to the production and shipment of the Company's products it is common for the accounts receivable to increase during the third quarter of its fiscal year. Inventories are generally built up during the first six months of the fiscal year such that the Company will have the necessary products available for timely shipments to its customers during the Company's third and fourth quarters of its fiscal year. In addition, accounts payable and other current liabilities increased during the first nine months of the fiscal year due to the increased purchasing activities of the Company in support of its operations.

The Company has a revolving line of credit agreement with a commercial finance company, which permits combined borrowings up to $3,500,000 in cash and letters of credit. This line of credit is collateralized by all assets of the Company and expires in December 1999. At June 30, 1998 the Company did not have letters of credit or borrowings outstanding and approximately $3,404,000 was available, pursuant to the borrowing formula, under this credit agreement.

The Company has a $7,000,000 line of credit with a realty trust that is operated for the benefit of the Company's principal shareholders. These principal shareholders include the Company's President, a Director who is also President of the Company's subsidiary (Automatic Radio International, Inc.). This line of credit, with interest payable at 10%, requires monthly payments of interest only, is payable in full in October 1998 and is collateralized by all assets of the Company. Interest payments for the period November 1, 1995 through June 30, 1998 are in arrears. The Company had $4,715,000 outstanding under this line of credit on June 30, 1998. On July 28, 1998, the Company received a waiver for the covenant violation as to the interest payments. The waiver extends the due date as to the interest payments until June 30, 1999. The Company plans to renew its line of credit with the realty trust which is operated for the benefit of the principal shareholders under terms and conditions similar to existing terms and conditions prior to October 1998 and does not anticipate any problems or delays with such renewal.

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

The Company made investments of $127,000 in capital expenditures during the nine months ended June 30, 1998. These expenditures were primarily for tooling and dies used in production of the Company's products. As of June 30, 1998 the Company has commitments of approximately $6,000 for capital expenditures that primarily relate to tooling and dies used in production.

In 1991, the California Department of Health Services (DHS) issued a Corrective Action Order (CAO) against the Company and a former subsidiary. The CAO requires the Company and a former subsidiary to comply with a Cleanup and Abatement Order that was issued in 1990 against the Company for soil contamination at the site of the former subsidiary. To date, no determination has been made with regard to the extent of any environmental damage and who may be liable. The Company does not believe, based on the information available at this time, that the outcome of this matter will have a material adverse effect on its financial position or results of operations.

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


RESULTS OF OPERATIONS

Three months ended June 30, 1998
--------------------------------

The results of consolidated operations for the three months ended June 30, 1998 resulted in net income of $601,000, or $.24 per share, as compared with net income of $558,000 or $.23 per share in the same period of the previous year.

Net sales increased $779,000, or 14.7%, to $6,046,000 for the three months ended June 30, 1998, as compared to $5,267,000 for the same period of the previous year. The increase in net sales was attributable to additional volume of shipments of bugkiller and shed products.

                        ARMATRON INTERNATIONAL, INC.
        Management's Discussion and Analysis of Financial Conditions
                          and Results of Operations

Operating profit is the result of deducting operating expenses excluding interest expense, general corporate expenses, and income taxes from total revenue.

During the three and nine months ended June 30, 1998, general corporate expenses were $173,000 and $527,000, respectively, as compared to general corporate expenses of $141,000 and $484,000 for the three and nine months ended June 30, 1997, respectively.

Net sales and operating profit for the Consumer Products segment for the three months ended June 30, 1998 were approximately $5,835,000 and $898,000, respectively, as compared to $5,184,000 and $905,000 in the previous year. The increase in net sales was primarily due to additional volume of shipments of bugkiller and shed products. Product lines within the Consumer Products segment are subject to seasonal fluctuations, with most shipments occurring in the third quarter of the Company's fiscal year. The reduction in operating profit was due to the underutilization of this segment's facilities.

Net sales and operating loss for the Industrial Products segment for the three months ended June 30, 1998 were approximately $211,000 and $1,000, respectively, as compared to net sales of $83,000 and an operating loss of $50,000 for the same period of the prior year. The increase in net sales for the Industrial Products segment was due to additional volume of shipments of the Company's Echovision systems to new and existing customers.

Selling, general and administrative expenses increased $6,000 to $766,000 for the three months ended June 30, 1998, as compared to $760,000 for the same period of the prior year. As a percentage of net sales, selling, general, and administrative expenses were 12.7% of net sales for the three months ended June 30, 1998 as compared to 14.4% of net sales for the three months ended June 30, 1997.

Taxes were not provided during the three months ended June 30, 1998 as the Company has net operating loss carry-forwards available to offset such provisions.

Nine months ended June 30, 1998
-------------------------------

The results of consolidated operations for the nine months ended June 30, 1998 resulted in a net loss of $97,000 or $.04 per share, as compared with a net loss of $217,000, or $.31 per share in the same period of the previous year. Net sales increased $108,000, or 1.0%, to $10,458,000 for the nine months ended June 30, 1998, as compared to $10,350,000 for the corresponding period in the previous year. The increase in net sales was attributable to additional volume of shipments of Echovision systems of approximately $459,000, offset by a decrease in sales volume of the Consumer Products segment of approximately $350,000.

                        ARMATRON INTERNATIONAL, INC.
        Management's Discussion and Analysis of Financial Conditions
                          and Results of Operations

Net sales and operating profit for the Consumer Products segment for the nine months ended June 30, 1998 were approximately $9,867,000 and $782,000, respectively, as compared to net sales of $10,217,000 and operating profit of $874,000 in the previous year. The decrease in net sales of 3.4% was primarily due to a decrease in sales volume of bugkiller products.

Net sales and operating loss for the Industrial Products segment during the nine months ended June 30, 1998 were approximately $591,000 and $5,000, respectively, as compared to net sales of $132,000 and an operating loss of $229,000 for the same period of the prior year. The increase in net sales of 348% for the Industrial Products segment was due to additional volume of shipments of the Company's Echovision systems to new and existing customers.

Selling, general and administrative decreased $130,000, or 6.7% to $1,807,000. As a percentage of net sales, selling, general, and administrative expenses were 17.2% of net sales for the nine months ended June 30, 1998 as compared to 18.7% of net sales for the nine months ended June 30, 1997.

Additional tax benefits from the losses on operations for the nine months ended June 30, 1998 were offset by changes to the related valuation allowances.

New Pronouncements
------------------

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and
Related Information."   These pronouncements are effective for fiscal years
beginning after December 15, 1997. The Company does not believe these new pronouncements will have a material effect on its financial statements.

In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for Costs of Computer
Software Developed or Obtained for Internal Use." The Company does not believe that this pronouncement will have a material impact on its business or results of operations.

                        ARMATRON INTERNATIONAL, INC.


                                   PART II


Item 6b.

         Reports on Form 8-K

      The Company filed no Form 8-K's for the quarter ended June 30, 1998.

                        ARMATRON INTERNATIONAL, INC.


                               File No. 1-4433

                            ____________________


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




                                       ARMATRON INTERNATIONAL, INC.
                                               (Registrant)



Date:  August 11, 1998                 /s/  Charles J. Housman
                                       Charles J. Housman, President
                                       and Treasurer


Date:  August 11, 1998                 /s/  Edward L. Housman
                                       Director


Date:  August 11, 1998                 /s/  Malcolm D. Finks
                                       Director