Form 10-K
period 1998-09-30
ARMATRON INTERNATIONAL INC
filed 1998-12-29
CIK 8699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 1998
                                          ------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

                       Commission file number:  1-4433
                                                ------

                        ARMATRON INTERNATIONAL, INC.
                        ----------------------------
           (Exact name of registrant as specified in its charter)

            Massachusetts                           04-1052250
            -------------                           ----------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification No.)

       2 Main Street, Melrose, MA                       02176
       --------------------------                       -----
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (781) 321-2300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $1 Par Value
                                                             ---------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days.  Yes  [X]      No  [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of common stock held by nonaffiliates on December 1, 1998 was $433,109.

      The number of shares of the Registrant's common stock outstanding on December 1, 1998 was 2,606,481.


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year end (September 30, 1998) are incorporated by reference in Part III.

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

In 1994 the Company's Automatic Radio Division completed field testing of its ultrasonic collision avoidance/obstacle detection system for automotive applications which is marketed under the trademark "Echovision". Echovision devices monitor back blind spots and side blind spots to detect objects and alert operators to potential hidden hazards and features: intuitive audible warnings, visual warnings, automatic activation, easy installation on any type vehicle and a continuous system self-test. The advantages of using Echovision devices include: increased driver awareness which is expected to result in fewer accidents, and potentially lower damages and public liability costs and increased driver awareness. The device generally sells in a range of $200 to $300 per system. The Company warrants that the product is delivered defect free. Production of these systems began in the first quarter of 1996.

The Company's main Division, Flowtron Outdoor Products, manufactures and distributes: insect control devices including electronic bugkillers and biomisters, environmental products including mulching leaf-eaters and compost bins, and storage and handling products including plastic yard carts and plastic storage sheds. All Consumer Products segment products distributed in fiscal 1998 are in full production. These products undergo periodic model changes and product improvements.

(b) Financial Information about Industry Segments:
--------------------------------------------------

The information required by this item is set forth in Note 19 of the Notes to Consolidated Financial Statements on page 27 of this Form 10-K.

(c) Narrative Description of Business:
--------------------------------------

The Company operates principally in two segments, the Consumer Products segment and the Industrial Products segment. There are no intercompany sales between segments.

Operations in the Consumer Products segment involve the manufacture and distribution of Flowtron leaf-eaters, bugkillers, yard carts, compost bins, biomisters, storage sheds, and doghouses which comprised 93%, 97% and 94% of the Company's net sales for the years ended September 30, 1998, 1997 and 1996, respectively. The Company distributes its consumer products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of the Company's sales in fiscal 1998 and accounts receivable as of September 30, 1998 related to business activities with such retailers.

For the year ended September 30, 1998, Sears, Roebuck and Co., and Home Depot, Inc. accounted for approximately 29% and 11% of the Company's net sales, respectively and represented approximately 31% and 12% of the Consumer Products segment net sales, respectively. As of September 30, 1998, Sears, Roebuck and Co., and Home Depot, Inc. accounted for approximately 44% and 2%, respectively, of the Company's trade accounts receivable balance.

For the year ended September 30, 1997, Sears, Roebuck and Co., and Home Depot, Inc. accounted for approximately 32% and 10% of the Company's net sales, respectively and represented approximately 34% and 10% of the Consumer Products segment net sales, respectively. As of September 30, 1997, Sears, Roebuck and Co., and Home Depot, Inc. accounted for approximately 53% and 4%, respectively, of the Company's trade accounts receivable balance.

For the year ended September 30, 1996, Sears, Roebuck and Co., accounted for approximately 18% of the Company's net sales and represented approximately 19% of the Consumer Products segment net sales. As of September 30, 1996, this customer accounted for approximately 33% of the Company's trade accounts receivable balance.

The Industrial Products segment manufactures electronic obstacle avoidance systems for transportation and automotive applications and markets these systems under the trademark "Echovision." The products are manufactured at the Company's Melrose facility using components that the Company believes are available from a variety of sources. The Company's marketing strategy is to focus on identifying potential customers and marketing directly to them.

Net sales to one customer in the Industrial Products Segment accounted for approximately $762,000, or 6%, of consolidated net sales in fiscal 1998 as compared to net sales to one customer of approximately $320,000 or 2%, of net sales in fiscal 1997. Sales to this customer accounted for approximately 84% and 77% of the Industrial Products segment net sales for the years ended September 30, 1998 and 1997, respectively. The loss of this customer would have a material adverse effect on the Industrial Products Segment.

The Company began initial marketing of its collision avoidance/obstacle detection system in 1995. Production began in the first quarter of 1996.

The raw materials used by the Company vary widely with many sources available to meet normal product requirements. The Company had purchased its plastic storage sheds, yard carts, compost bins and dog houses from one supplier. In July 1998, the Company transferred its production molds for its yard carts to another supplier and, in November 1998, the Company transferred its production molds for its storage sheds and compost bins to this new supplier. The new supplier has begun production runs for the yard carts, storage sheds and compost bins and has not experienced any significant difficulties in meeting scheduled deliveries. The suppliers manufacture these products in accordance with the Company's designs and specifications. The Company believes that other suppliers could provide the required products although comparable terms may not be realized. A change in suppliers could cause a delay in scheduled deliveries of the products to the Company's customers and a possible loss of revenue, which would adversely affect the Company's results of operations.

Although the Company owns a number of design and mechanical patents in the U.S. and foreign countries relative to its Consumer Products Division, these patents are not believed to be material to the operations of the Company. The Company has been awarded three patents relative to the self-test function of its obstacle detection system. Management believes this self-test function will be an important feature when customers consider alternative obstacle detection systems.

Heavy shipments in spring and early summer of electronic insect killing devices, yard carts and biomisters complement Flowtron storage sheds and leafeaters which are shipped primarily in the late summer and fall. The Company's plastic doghouses are generally sold throughout the year.

In an effort to counteract seasonal tendencies and to level production requirements, the Company follows the industry trade practice of offering its customers extended payment terms when shipments are accepted during certain limited periods, which results in seasonal fluctuations of working capital. Sales terms for the Company's other products are 30 days, net.

The Company's largest customers are Sears, Roebuck and Co. and Home Depot,
Inc. Sears, Roebuck and Co., accounted for $3,736,000, $4,336,000 and $2,486,000 or 29%, 33% and 18%, of consolidated net sales in fiscal 1998, 1997 and 1996, respectively. Home Depot, Inc. accounted for $1,408,000 and $1,244,000 or 12% and 10% of the Company's consolidated net sales in fiscal 1998 and 1997, respectively. The Company anticipates that sales to these customers will continue in fiscal 1999 at approximately the fiscal 1998 levels. The loss of either of these customers would have a material adverse effect on the Consumer Products segment and the financial operations of the Company.

Shipment backlog is not a significant factor in the Company's operations.

Active competition exists in all product lines in the Consumer Products Division, each with a number of well-established companies that manufacture and sell products similar to those of the Company. Price, service, warranty and product performance are the bases of competition, with price becoming increasingly more important. With reference to the Industrial Products Division, the Company expects active competition and expects price and product performance will be the basis of such competition.

The amount spent on Company-sponsored research and development was not significant in any of the three years in the period ended September 30, 1998.

The Company's compliance with Federal, state and local environmental regulations had no material effect upon the expenditures, earnings or competitive position of the Company and its subsidiaries.

In January 1991, the California Department of Health Services issued a Corrective Action Order (CAO) against the Company and a former subsidiary. The CAO required the Company and a former subsidiary to comply with a Cleanup and Abatement Order that had been issued in 1990 against the Company for soil contamination at the site of the former subsidiary. To date, no determination has been made with regard to the extent of any environmental damage and who may be liable. The Company does not believe, based on the information available at this time, that the outcome of this matter will have a material adverse effect on its financial position or results of operations.

The number of persons employed by the Company varies from 60 to 130 due to the seasonal production cycle of the Company's products. Management believes relations with employees are satisfactory.

(d)  Financial Information about Foreign and Domestic
-----------------------------------------------------
     Operations and Export Sales:
     ----------------------------

The Company's export sales were not significant in any of the three years in the period ended September 30, 1998.

Item 2. Properties
------------------

The Company's principal executive offices and main manufacturing plant are leased facilities located at 2 Main Street, Melrose, Massachusetts, a Boston suburb. The Company manufactures bugkillers, leafeaters and biomisters at this facility. The Company leases 84,000 sq. ft. of this facility, which has been occupied by the Company since 1964. The lease for the operating facility expires in September 2000. The Company believes that it will be able to negotiate an extension of its lease with approximately the same conditions as the current lease.

Item 3. Legal Proceedings
-------------------------

An action was filed in U.S. District Court, Central District of California in late 1996 relating to the foreign arbitration award described below.
The Company was first joined as a party to such action by the first amended petition filed on March 3, 1997. The second amended petition was filed on June 27, 1997.

The action seeks confirmation and enforcement of a foreign arbitration award in favor of Alsthom, currently and formerly Chantiers de L'Atlantique ("Alsthom"), and Assurances Generales de France ("AGF") (collectively "Petitioners") against Respondents J.C. Carter Company, Inc. ("JCC III"), the Company, Armatron-JCC, Inc., formerly known as J.C. Carter Company, Inc. ("JCC II"), a former subsidiary of the Company, and ITT Corporation and ITT Industries, Inc. (collectively "ITT"). The arbitration related to certain cryogenic cargo pumps supplied in the 1970's by the J.C. Carter Company Division of ITT ("JCC I") to Alsthom, which installed the pumps in two liquid natural gas tanker ships, the Mourad Didouche and the Ramdane Abane. The arbitration award was entered in favor of Alsthom and AGF, an insurer subrogated to the rights of Alsthom, and against "J.C. Carter Company" or J.C. Carter Company, Inc." by the International Chamber of Commerce in Paris in 1995. The amount of the award as to AGF is 62,431,000 French francs ("FF") and as to Alsthom is 5,469,000 FF (an aggregate of approximately $7 million U.S. dollars at September 30, 1998), both with interest from January 30, 1993 at the "French official rate."

Petitioners' operative pleading in the legal action, its Second Amended Petition, seeks confirmation of the award against JCC III and, in addition, seeks its confirmation and enforcement against the other Respondents, including the Company, on the theories of fraudulent conveyance, collateral estoppel and virtual representation, judicial estoppel and equitable estoppel, and alter ego and/or successor liability relating to events transpiring from 1983 through the completion of the foreign arbitration proceeding in 1997. In 1983, the Company and ITT were parties to an asset sale transaction involving the business and assets of JCC I. JCC II, a now inactive California corporation, was formed at that time for purpose of acquiring the assets and certain liabilities of JCC I and ceased transacting business after the 1987 asset sale transaction with JCC III.

The Company answered the Second Amended Petition denying any liability, asserting various affirmative defenses and cross-claims against ITT for contractual indemnity and for equitable indemnity. ITT and JCC III have cross-claimed against the Company.

At the present time the Company is unable to determine the outcome of the claims asserted by and against the Company in the legal action because the case is still at an early stage of discovery and because of the existence of disputed issues of fact bearing on the outcome of those claims. However, there can be no assurance that the outcome of the proceedings will not have an adverse effect on the financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
         Not applicable.

                                   PART II

Item 5.  Market for the Registrant's Common Equity
--------------------------------------------------
         and Related Stockholder Matters
         --------------------------------

The approximate number of shareholders of record at December 1, 1998 was 1,093.

The following table indicates the fiscal quarterly high and low bid prices as reported in the Over the Counter Bulletin Board for the Company's common stock for fiscal 1998 and fiscal 1997.


                                    1998                        1997
                               ---------------            ---------------
Fiscal Quarter                 High        Low            High        Low
--------------                 ----        ---            ----        ---

First                           5/8        1/4              3/8       3/8
Second                          7/16       5/16           2 7/8       1/4
Third                           7/16       3/8            2 1/4       1/4
Fourth                          3/8        1/4             15/16      5/16


Under its financing agreement with its commercial finance company, Congress Financial Corporation, the Company is restricted from paying dividends for the term of the agreement. The Company currently intends to retain earnings rather than pay cash dividends.

Item 6. Selected Financial Data
-------------------------------


                                             Years Ended September 30,
                                --------------------------------------------------
                                  1998       1997       1996       1995       1994
                                  ----       ----       ----       ----       ----
                                       (in thousands, except per share data)

Net Sales                       $12,885    $13,314    $13,750    $12,017    $13,286
Operating Income (Loss)         $    22    $  (244)   $     9    $(1,159)   $  (934)
Net Loss                        $  (499)   $  (286)   $  (495)   $(1,557)   $(1,212)

Earnings (Loss) Per Share of
 Common Stock:
  Net Loss                      $  (.20)   $  (.12)   $  (.20)   $  (.63)   $  (.49)
                                ===================================================

Total Assets                    $ 7,330    $ 7,264    $ 7,475    $ 7,256    $ 9,599

Long-Terms Obligations          $ 4,743    $ 4,783    $ 4,715    $ 4,715    $ 5,140


There were no dividends paid on common shares during any of the above years. Under the financing agreement with its commercial finance company, Congress Financial Corporation, the Company is restricted from paying dividends for the term of that agreement.


Item 7. Management's Discussion and Analysis of Financial Conditions and
------------------------------------------------------------------------
        Results of Operations
        ---------------------

OVERVIEW

The Company operates principally in two segments, the Consumer Products segment and the Industrial Products segment. Operations in the Consumer Products segment involve the manufacture and distribution of Flowtron leaf-eaters, bugkillers, yard carts, compost bins, biomisters, storage sheds and doghouses which comprised 93% and 97% of the Company's net sales during the
years ended September 30, 1998 and 1997, respectively.   The Company
distributes its consumer products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of this segment's sales and accounts receivable related to business activities with such retailers. The Industrial Products segment manufactures electronic obstacle avoidance systems for transportation and automotive applications and markets these systems under the trademark "Echovision". Production of these systems began in fiscal 1996. There are no intercompany sales between segments. For the year ended September 30, 1998, Sears Roebuck and Co. and Home Depot, Inc. accounted for approximately 29% and 11% of the Company's net sales, respectively. At September 30, 1998, Sears Roebuck and Co. and Home Depot, Inc. accounted for approximately 44% and 2%, respectively of the Company's trade accounts receivable balance. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company had purchased its plastic storage sheds, yard carts, compost bins and dog houses from one supplier. In July 1998, the Company transferred its production molds for its yard carts to another supplier and, in November 1998, the Company transferred its production molds for its storage sheds and compost bins to this new supplier. The new supplier has begun production runs for the yard carts, storage sheds and compost bins and has not experienced any significant difficulties in meeting scheduled deliveries. The suppliers manufacture these products in accordance with the Company's designs and specifications. The Company believes that other suppliers could provide the required products although comparable terms may not be realized. A change in suppliers could cause a delay in scheduled deliveries of the storage sheds and yard carts to the Company's customers and a possible loss of revenue, which would adversely affect the Company's results of operations.

FORWARD-LOOKING STATEMENTS

Management's discussion and analysis of the results of operations and financial conditions and other sections of this report contain forward-looking statements about its prospects for the future. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the following:

* The Company's consumer products business is cyclical and is affected by weather and some of the same economic factors that affect the consumer and lawn and garden industries generally, including interest rates, the availability of financing and general economic conditions. In addition, the lawn and garden products manufacturing business is highly competitive. Actions of competitors, including changes in pricing, or slowing demand for lawn and garden products due to general or industry economic conditions or the amount of inclement weather could result in decreased demand for the Company's products, lower prices received or reduced utilization of plant facilities.

* Increased costs of raw materials can result in reduced margins, as can higher transportation and shipping costs. Historically, the Company has been able to pass some of the higher raw material and transportation costs through to the customer. Should the Company be unable to recover higher raw material and transportation costs from price increases of its products, operating results could be adversely affected.

* If progress in manufacturing of products is slower than anticipated or if demand for products produced does not meet current expectations, operating results could be adversely affected.

* If the Company is not successful in strengthening its relationships with its customers, growing sales at targeted accounts, and expanding geographically, operating results could be adversely affected.

* If the Company loses any of its major customers, operating results could be adversely affected.

YEAR 2000 DATE CONVERSION

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, forecast production needs and the timing of raw material purchases, send invoices, or engage in similar normal activities.

The Company has completed the analysis and evaluation phase of its Year 2000 project and has determined that it will be required to modify or replace significant portions of its hardware and software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has also begun the process of upgrading and modernizing its major information systems, including its operating and financial systems. The replacement systems will be Year 2000 compliant. The Company expects to begin using its new systems during the second quarter of fiscal 1999. The Company will utilize both internal and external resources to reprogram or replace, and test the software for Year 2000 modifications. The Company plans to complete its Year 2000 project no later than July 31, 1999. The total cost of upgrading the Company's major operating and financial systems, including the Year 2000 project, for Fiscal years 1998 through 2000 is estimated at $100,000 and is being funded through operating cash flows and leasing arrangements. Of the total project cost, approximately $80,000 has been expended is attributable to the purchase of new software and hardware. The remaining $20,000 will be expensed as incurred.

There can be no assurance the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

The Company has been in communication with its major vendors to ensure compatibility of systems. If such systems do not function properly the Company could experience delays in receipt of its raw materials which would result in delays in scheduled deliveries of shipments by the Company.

The Company expects to begin developing contingency plans to determine what actions the Company will take if its trading partners are not Year 2000 compliant. The Company expects the contingency plan to be completed by the end of the third quarter of fiscal 1999.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for operating expenses, including labor costs, raw material purchases and funding of accounts receivable. Historically, the Company's sources of cash have been borrowings from banks and finance companies and notes from related parties.

During the year ended September 30, 1998, operating activities provided $1,715,000 in cash primarily due to a decrease in trade accounts receivable of $554,000 and a decrease in inventories of $623,000, as well as increases in accounts payable of $107,000 and interest due to related parties of $478,000. The decrease in accounts receivable and inventories was primarily due to management's focus on cash management during fiscal 1998.

Other current liabilities increased $17,000, or 1.8%, to $925,000 at September 30, 1998 as compared to $908,000 at September 30, 1997. The increase was primarily due to an increase of $127,000 in professional fees attributable to estimated legal defense costs associated with product liabilities, offset by a decrease of $54,000 for sales allowances and incentives due to the Company's decreased sales in fiscal 1998 and a decrease of $73,000 for various other current liabilities, primarily rents and utilities.

The Company has a $3,500,000 revolving line of credit agreement with a
commercial finance company.   This credit agreement is collateralized by all
assets of the Company and expires in December 1999. The terms of this agreement include a borrowing limit which fluctuates depending on the levels of accounts receivable and inventory which collateralize the borrowings.
The agreement contains various covenants pertaining to maintenance of working capital, net worth and other conditions. Interest on amounts outstanding is payable at 1 3/4% over the commercial base rate. The commercial base rate was 8.5% at September 30, 1998. At September 30, 1998, the Company did not have letters of credit or borrowings outstanding and approximately $1,168,000 was available, pursuant to the borrowing formula, under this credit agreement.

The Company has a $7,000,000 line of credit with a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest at 10%, requires monthly payments of interest only, and is collateralized by all assets of the Company. In October 1998, the Company renewed this line of credit with the realty trust under the same terms and conditions and extended the maturity date to October 1, 1999. Therefore this line of credit has been classified as long-term on the accompanying balance sheet. The Company had $4,715,000 outstanding under this line of credit at
September 30, 1998 and 1997.   Repayment of this line of credit is
subordinate to the repayment of any and all balances outstanding on the revolving line of credit from the commercial finance company. At September 30, 1998, interest payments of $1,395,000 associated with this line were in arrears for the period November 1, 1995 to September 30, 1998.
On November 24, 1998, the Company received a waiver for the covenant violation as to the interest payments. The waiver extends the due date as to the interest payments until September 30, 1999.

Sales terms for the Industrial Products segment are 30 days net. Following industry trade practice, the Consumer Products segment offers extended payment terms for delivery of seasonal product items such as the bugkillers, electric leaf-eater, biomister, compost bin, yard carts and storage sheds, resulting in fluctuating requirements for working capital.

In January 1991, the California Department of Health Services issued a corrective action order (CAO) against the Company and a former subsidiary to comply with a Cleanup and Abatement order which had been issued in 1990.
The CAO requires the Company and a former subsidiary to comply with a cleanup and abatement order that had been issued in 1990 against the Company for soil contamination at the site of the former subsidiary. To date, no determination has been made with regard to the extent of any environmental damage and who may be liable. The Company does not believe, based upon the information available at this time, that the outcome of this matter will have a material adverse effect on its financial position or results of operations.

An action was filed in U.S. District Court, Central District of California in late 1996 relating to the foreign arbitration award described below.
The Company was first joined as a party to such action by the first amended petition filed on March 3, 1997. The second amended petition was filed on June 27, 1997.

The action seeks confirmation and enforcement of a foreign arbitration award in favor of Alsthom, currently and formerly Chantiers de L'Atlantique ("Alsthom"), and Assurances Generales de France ("AGF") (collectively "Petitioners") against Respondents J.C. Carter Company, Inc. ("JCC III"), the Company, Armatron-JCC, Inc., formerly known as J.C. Carter Company, Inc. ("JCC II"), a former subsidiary of the Company, and ITT Corporation and ITT Industries, Inc. (collectively "ITT"). The arbitration related to certain cryogenic cargo pumps supplied in the 1970's by the J.C. Carter Company Division of ITT ("JCC I") to Alsthom, which installed the pumps in two liquid natural gas tanker ships, the Mourad Didouche and the Ramdane Abane. The arbitration award was entered in favor of Alsthom and AGF, an insurer subrogated to the rights of Alsthom, and against "J.C. Carter Company" or J.C. Carter Company, Inc." by the International Chamber of Commerce in Paris in 1995. The amount of the award as to AGF is 62,431,000 French francs ("FF") and as to Alsthom is 5,469,000 FF (an aggregate of approximately $7 million U.S. dollars at Septemebr 30, 1998), both with interest from January 30, 1993 at the "French official rate."

Petitioners' operative pleading in the legal action, its Second Amended Petition, seeks confirmation of the award against JCC III and, in addition, seeks its confirmation and enforcement against the other Respondents, including the Company, on the theories of fraudulent conveyance, collateral estoppel and virtual representation, judicial estoppel and equitable estoppel, and alter ego and/or successor liability relating to events transpiring from 1983 through the completion of the foreign arbitration proceeding in 1997. In 1983, the Company and ITT were parties to an asset sale transaction involving the business and assets of JCC I. JCC II, a now inactive California corporation, was formed at that time for purpose of acquiring the assets and certain liabilities of JCC I and ceased transacting business after the 1987 asset sale transaction with JCC III.

The Company answered the Second Amended Petition denying any liability, asserting various affirmative defenses and cross-claims against ITT for contractual indemnity and for equitable indemnity. ITT and JCC III have cross-claimed against the Company.

At the present time the Company is unable to determine the outcome of the claims asserted by and against the Company in the legal action because the case is still at an early stage of discovery and because of the existence of disputed issues of fact bearing on the outcome of those claims. However, there can be no assurance that the outcome of the proceedings will not have a material adverse effect on the financial condition of the Company.

In November 1998, the Company was advised that it had been named as a defendant in a lawsuit brought by a consumer of one of the Company's products. The consumer claims that the product caused personal injury and other damages. The Company believes that it has valid defenses. The Company has insurance coverage for such claims and has accrued its insurance deductible amount in fiscal 1998 to cover the estimated defense costs associated with this matter.

During the year ended September 30, 1998, the Company made cash investments of $147,000 in capital expenditures primarily for tooling and dies used in production of bugkillers ($21,000) and Echovision products ($53,000), computer equipment ($42,000) and manufacturing equipment ($28,000). As of September 30, 1998, the Company has commitments of approximately $20,000 for future capital expenditures.

The Company believes that its present working capital, credit arrangements with a commercial finance company and related parties, and other sources of financing will be sufficient to finance its seasonal borrowing needs, operations and investment in capital expenditures in fiscal 1999. Other sources of financing, provided by the Company's principal stockholders, are available to finance any working capital deficiencies.

RESULTS OF OPERATIONS

Year ended September 30, 1998
-----------------------------

The results of consolidated operations for the year ended September 30, 1998 resulted in a net loss of $499,000, or $.20 per share, as compared with a net income of $286,000, or $.12 per share for fiscal 1997.

Sales decreased $429,000, or 3.2%, to $12,885,000 for the year ended September 30, 1998, as compared to $13,314,000 for the corresponding period in the previous year. The decrease in sales was primarily attributable to a 7.1% decrease in sales of Consumer Products offset by a 117% increase in sales of Industrial Products.

Operating profit is the result of deducting operating expenses excluding interest expense, general corporate expenses, and income taxes from total revenue.

Sales and operating profit for the Consumer Products segment in the year ended September 30, 1998 were approximately $11,983,000 and $731,000, respectively, as compared to $12,898,000 and $52,000, respectively, in the previous year. Sales decreased $915,000, or 7.1%, primarily due to a decrease in sales of bugkillers and storage sheds. Product lines within the Consumer Products segment are subject to seasonal fluctuations, with most shipments occurring in the spring and summer seasons. The Company anticipates that sales of the Consumer Product segment will continue at approximately the same levels in fiscal 1999.

Sales and operating profit for the Industrial Products segment for the year ended September 30, 1998 were $902,000 and $52,000, respectively, as compared to sales of $416,000 and operating loss of $244,000, in the previous year. The increase in net sales for the Industrial Products segment of $486,000, or 117%, was primarily due to additional volume of shipments of the Company's Echovision systems to an existing customer.

Selling, general and administrative expenses decreased $74,000, or 3.0%, to $2,418,000 for the year ended September 30, 19987, as compared to $2,492,000 for the year ended September 30, 1997 due to lower sales and the Company's cost containment efforts. Selling, general and administrative expenses, as a percentage of sales, were 18.8% in fiscal 1998 as compared to 18.7% in fiscal 1997.

Additional tax benefits from losses on operations for the year ended September 30, 1998 were offset by changes to the related valuation allowance.

Year ended September 30, 1997
-----------------------------

The results of consolidated operations for the year ended September 30, 1997 resulted in a net loss of $286,000, or $.12 per share, as compared to a net
loss of $495,000, or $.20 per share for fiscal 1996.   Sales decreased
$436,000, or 3.2%, to $13,314,000 for the year ended September 30, 1997, as compared to sales of $13,750,000 for the year ended September 30, 1996. The decrease in sales was primarily due to a decrease in sales volume of the Industrial Products segment.

Sales and operating profit for the Consumer Products segment for the year ended September 30, 1997 were approximately $12,898,000, and $631,000, respectively, as compared to sales of $12,910,000 and operating profit of $750,000 for the year ended September 30, 1996. The decrease in operating profit was primarily due to the underutilization of this segment's facilities due to the decrease sales of bugkillers.

Sales for the Industrial Products segment during the year ended September 30, 1997 were $416,000 and its operating loss was $244,000 for the year ended September 30, 1997, as compared to sales of $840,000 and operating profit of $29,000 for the year ended September 30, 1996. The decrease in sales was primarily due to a customer delaying shipments of the Company's obstacle avoidance systems while the customer tested and evaluated the Company's systems for a period of six months. This customer, a major express courier and delivery service company, completed its testing in July 1997 and has determined that the Company's obstacle avoidance systems will be placed on each of its newly acquired pick-up and delivery walk-in vehicles as they are placed in service. The decrease in operating profit was primarily due to the decreased sales and the underutilization of this segment's facilities.

Selling, general and administrative expenses decreased $133,000, or 5.1%, to $2,492,000 for the year ended September 30, 1997 as compared to $2,625,000
for the year ended September 30, 1996.   As a percentage of sales, selling,
general and administrative expenses were 18.7% in fiscal 1997 as compared to 19.1% in fiscal 1996. This decrease was due to the Company's continuing efforts to contain costs.

In fiscal 1989 the Company sold one of its wholly owned subsidiaries and pursuant to the sales agreement, the Company would receive an additional payment of $450,000 if this subsidiary was subsequently resold. In the fourth quarter of fiscal 1997, the former subsidiary was resold and the Company received $450,000 in cash and recognized this gain as an usual item.

Additional tax benefits from the losses on operations for the year ended September 30, 1997 were offset by changes to the related valuation allowance.

The Company believes inflation did not have a material effect on its results of operations for fiscal 1998, 1997 or 1996.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company is not subject to market risk associated with risk sensitive instruments as the Company does not transact its sales denominated in other than United States dollars, does not invest in investments other than United States instruments and has not entered into hedging transactions.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

The following financial statements and supplementary data of the Company sets forth the information required by this item.

                        ARMATRON INTERNATIONAL, INC.
                         Consolidated Balance Sheets
                         September 30, 1998 and 1997


                                                                            1998          1997
                                                                            ----          ----
                                         ASSETS

Current Assets:
  Cash and cash equivalents                                              $2,677,000    $1,126,000
  Trade accounts receivable, (less allowance for doubtful
   accounts of $65,000 in 1998 and $116,000 in 1997)                      1,799,000     2,389,000
  Inventories                                                             2,088,000     2,711,000
  Deferred taxes                                                             37,000       113,000
  Prepaid and other current assets                                          141,000       165,000
                                                                         ------------------------
    Total Current Assets                                                  6,742,000     6,504,000

  Property and equipment, net                                               449,000       589,000

  Other assets                                                              139,000       171,000
                                                                         ------------------------

    Total Assets                                                         $7,330,000    $7,264,000
                                                                         ========================

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable                                                       $  802,000    $  695,000
  Other current liabilities                                                 925,000       908,000
  Interest payable to related parties                                     1,395,000       917,000
  Current portion under capital lease obligations                            21,000        18,000
                                                                         ------------------------
    Total Current Liabilities                                             3,143,000     2,538,000
                                                                         ------------------------

Long-term debt, related parties                                           4,715,000     4,715,000
                                                                         ------------------------
Long-term capital lease obligations, net of current portion                  10,000        30,000
                                                                         ------------------------
Deferred rent, net of current portion                                        18,000        38,000
                                                                         ------------------------

Stockholders' Equity (Deficiency):
  Common stock, par value $1 per share, 6,000,000 shares authorized;
   2,606,481 shares issued at September 30, 1998 and 1997                 2,606,000     2,606,000
  Additional paid-in capital                                              6,770,000     6,770,000
  Accumulated deficit                                                    (9,546,000)   (9,047,000)
                                                                         ------------------------
                                                                           (170,000)      329,000
Less: Treasury stock at cost - 146,732 at September 30, 1998 and 1997       386,000       386,000
                                                                         ------------------------

Total Stockholders' Equity (Deficiency)                                    (556,000)      (57,000)
                                                                         ------------------------

Total Liabilities and Stockholders' Equity (Deficiency)                  $7,330,000    $7,264,000
                                                                         ========================


                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                        ARMATRON INTERNATIONAL, INC.
                    Statements of Consolidated Operations
            for the years ended September 30, 1998, 1997 and 1996


                                                   1998           1997           1996
                                                   ----           ----           ----

Net sales                                       $12,885,000    $13,314,000    $13,750,000

Cost of products sold                            10,409,000     11,126,000     11,054,000
                                                -----------------------------------------

Gross margin                                      2,477,000      2,188,000      2,696,000

Selling, general and administrative expenses      2,418,000      2,492,000      2,625,000

Provision for (recovery of) bad debts                36,000        (60,000)        62,000
                                                -----------------------------------------

Operating profit (loss)                              22,000       (244,000)         9,000
                                                -----------------------------------------

Other income (expense):
  Interest expense-third parties                    (30,000)       (57,000)       (49,000)
  Interest expense-related parties                 (478,000)      (478,000)      (480,000)
  Interest income                                    63,000         62,000         57,000
  Unusual item                                            -        450,000              -
  Other income - net                                      -         (2,000)         3,000
                                                -----------------------------------------

Other income (expense) - net                       (445,000)       (25,000)      (469,000)
                                                -----------------------------------------

Loss before income taxes                           (423,000)      (269,000)      (460,000)

Provision for income taxes                           76,000         17,000         35,000
                                                -----------------------------------------

Net loss                                        $  (423,000)   $  (286,000)   $  (495,000)
                                                =========================================


Net loss per  share of common stock             $      (.20)   $      (.12)   $      (.20)
                                                =========================================


Weighted average number of common
shares outstanding                                2,459,749      2,459,749      2,459,749
                                                =========================================



                 The accompanying notes are an integral part
                  of the consolidated financial statements.


                        ARMATRON INTERNATIONAL, INC.
                    Consolidated Statements of Cash Flows
            for the Years Ended September 30, 1998, 1997 and 1996


                                                           1998           1997           1996
                                                           ---            ----           ----

OPERATING ACTIVITIES
Net loss                                                $ (499,000)    $ (286,000)    $ (495,000)
Adjustments to reconcile net loss to net cash flows
 from operating activities:
  Depreciation and amortization                            287,000        333,000        395,000
  Amortization of deferred rent                            (20,000)       (18,000)             -
  Deferred taxes                                            76,000         17,000         35,000
  Provision (recovery) for bad debts                        36,000        (60,000)        62,000
  Loss  on disposal of equipment                                 -              -          1,000
  Unusual item                                                   -       (450,000)             -
  Change in operating assets and liabilities:
    Accounts receivable                                    554,000       (208,000)         6,000
    Inventories                                            623,000       (362,000)      (124,000)
    Prepaid and other current assets                        24,000         64,000        (26,000)
    Other assets                                            32,000        (18,000)         9,000
    Accounts payable                                       107,000       (476,000)        59,000
    Interest due to related parties                        478,000        478,000        439,000
    Other current liabilities                               17,000         42,000        141,000
    Deferred rent                                                -              -         75,000
                                                        ----------------------------------------
Net cash flow from (used for) operating activities       1,715,000       (944,000)       577,000
                                                        ----------------------------------------

INVESTING ACTIVITIES
Proceeds from sales of equipment                                 -          2,000              -
Payments for machinery and equipment                      (147,000)      (222,000)       (50,000)
Proceeds from sale of former subsidiary                                   450,000              -
                                                        ----------------------------------------
Net cash flow from (used for) investing activities        (147,000)       230,000        (50,000)
                                                        ----------------------------------------

FINANCING ACTIVITIES
Payments on capital lease obligations                      (17,000)        (9,000)             -
                                                        ----------------------------------------

Net cash flow from (used for) financing activities         (17,000)        (9,000)             -
                                                        ----------------------------------------

Net increase (decrease) in cash and cash equivalents     1,551,000       (723,000)       527,000

Cash and cash equivalents at beginning of year           1,126,000      1,849,000      1,332,000
                                                        ----------------------------------------

Cash and cash equivalents at end of year                $2,677,000     $1,126,000     $1,849,000
                                                        ========================================



                 The accompanying notes are an integral part
                  of the consolidated financial statements.


                        ARMATRON INTERNATIONAL, INC
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
            For the Years Ended September 30, 1998, 1997 and 1996

                                                                                                                 Total
                                    Common Stock                                       Treasury Stock        Stockholders'
                               ----------------------   Paid-In      Accumulated    ----------------------      Equity
                                Shares       Amount     Capital        Deficit       Shares       Amount     (Deficiency)
                               -------------------------------------------------------------------------------------------

Balance, September 30, 1995    2,606,481   $2,606,000   $6,770,000   $(8,266,000)   (146,732)   $(386,000)     $ 724,000
Net Loss                               -            -            -      (495,000)          -            -       (495,000)
________________________________________________________________________________________________________________________

Balance, September 30, 1996    2,606,481    2,606,000    6,770,000    (8,761,000)   (146,732)    (386,000)       229,000
Net Loss                               -            -            -      (286,000)          -            -       (286,000)
________________________________________________________________________________________________________________________

Balance, September 30, 1997    2,606,481    2,606,000    6,770,000    (9,047,000)   (146,732)    (386,000)       (57,000)
Net Loss                               -            -            -      (499,000)          -            -       (499,000)
________________________________________________________________________________________________________________________

Balance, September 30, 1998    2,606,481   $2,606,000   $6,770,000   $(9,546,000)   (146,732)   $(386,000)     $(556,000)

========================================================================================================================


                 The accompanying notes are an integral part of
                  the consolidated financial statements.


                        ARMATRON INTERNATIONAL, INC.
                 Notes to Consolidated Financial Statements


1.   NATURE OF BUSINESS

The Company operates principally in two segments, the Consumer Products segment and the Industrial Products segment. There are no intercompany sales between segments.

Operations in the Consumer Products segment involve the manufacture and distribution of Flowtron leaf-eaters, bugkillers, yard carts, biomisters, storage sheds, compost bins and doghouses which comprised 93% and 97% of the Company's sales for the years ended September 30, 1998 and 1997, respectively. The Company distributes its consumer products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of this segment's sales and accounts receivable related to business activities with such retailers.

The Industrial Products segment manufactures electronic obstacle avoidance systems for transportation and automotive applications and markets these systems under the trademark "Echovision".


2.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Armatron International, Inc. and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior year amounts to conform to current year presentations.

Revenue Recognition

Revenue from product sales is recognized at the time the products are shipped. Following industry trade practice, the Company's Consumer Products segment offers extended payment terms for delivery of seasonal items. Sales terms for the Company's Industrial products segment are 30 days net. A provision is recorded for sales allowances and incentives related to volume and program incentives offered to the Company's various customers.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents. The Company invests excess funds in short-term, interest-bearing obligations, including reverse repurchase agreements and commercial paper.

The Company has no requirements for compensating balances. The Company maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits and in deposit accounts at its commercial finance company. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Inventories

Inventories are stated on a first-in, first-out (FIFO) basis at the lower of cost or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed based upon the estimated useful lives of the various assets using the straight-line method with annual rates of depreciation of 10 to 33-1/3%. Capitalized tooling costs are amortized over three years. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the related assets. Tooling and molding costs are charged to a deferred cost account as incurred, prepaid tooling, until the tool or mold is completed. Upon completion the costs are transferred to a property/equipment account. Depreciation expense was $287,000, $325,000 and $363,000 for fiscal 1998, 1997 and 1996, respectively. Maintenance and repairs are charged to operations as incurred. Renewals and betterments that materially extend the life of assets are capitalized and depreciated. Upon disposal, the asset cost and related accumulated depreciation are removed from their respective accounts. Any resulting gain or loss is reflected in earnings.

Deferred Rent

Deferred rent results from amortizing the lease related to the Company's operating facility over the term of the lease on a straight-line basis.

Advertising

The Company expenses advertising as incurred. Advertising expense was $308,000, $213,000 and $322,000 for fiscal 1998, 1997 and 1996, respectively.

Income Taxes

Deferred income taxes are provided for temporary differences between financial statement and income tax reporting principally from the carryforward of unused net operating losses, tax credits, and alternative minimum taxes.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents and long-term debt approximate their fair value based on instruments with similar terms and maturities.

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

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed on the basis of weighted average number of common shares outstanding in each year.


3.   NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." These pronouncements are effective for fiscal years beginning after December 15, 1997. The Company does not believe that these new pronouncements will have a material effect on its financial statements.

In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." The Company does not believe that this pronouncement will have a material impact on its business or results of operations.


4.   YEAR 2000 DATE CONVERSION

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, forecast production needs and the timing of raw material purchases, send invoices, or engage in similar normal activities.

The Company has completed the analysis and evaluation phase of its Year 2000 project and has determined that it will be required to modify or replace significant portions of its hardware and software so that its computer systems will properly recognize dates beyond December 31, 1999. The Company has also begun the process of upgrading and modernizing its major information systems, including its operating and financial systems. The replacement systems will be Year 2000 compliant. The Company expects to begin using its new systems during the second quarter of fiscal 1999. The Company will utilize both internal and external resources to reprogram or replace, and test the software for Year 2000 modifications. The Company plans to complete its Year 2000 project no later than July 31, 1999. The total cost of upgrading the Company's major operating and financial systems, including the Year 2000 project, for Fiscal years 1998 through 2000 is estimated at $100,000 and is being funded through operating cash flows and leasing arrangements. Of the total project cost, approximately $80,000 has been expended is attributable to the purchase of new software and hardware. The remaining $20,000 will be expensed as incurred.

There can be no assurance the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company. The Company has been in communication with its major vendors to ensure compatibility of systems. If such systems do not function properly the Company could experience delays in receipt of its raw materials which would result in delays in scheduled deliveries of shipments by the Company.

The Company expects to begin developing contingency plans to determine what actions the Company will take if its trading partners are not Year 2000 compliant. The Company expects the contingency plan to be completed by the end of the third quarter of fiscal 1999.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


5.   CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade accounts receivable. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's business, financial condition and results of operations.

For the year ended September 30, 1998, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 29% and 11% of the Company's net sales, respectively. At September 30, 1998, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 44% and 2%, respectively, of the Company's trade accounts receivable balance.

For the year ended September 30, 1997, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 32% and 10%, respectively, of the Company's net sales. At September 30, 1997, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 53% and 4%, respectively, of the Company's trade accounts receivable balance.

For the year ended September 30, 1996, Sears, Roebuck and Co., accounted for approximately 18% of the Company's net sales. As of September 30, 1996, this customer accounted for approximately 33% of the Company's trade accounts receivable balance.

The Company's export sales are not significant.


6.   SUPPLEMENTAL CASH FLOW INFORMATION

The Company's cash payments for interest and income taxes and the Company's non-cash investing and financing activities for the years ended September 30, 1998, 1997 and 1996 were as follows:


                                                      1998        1997       1996
                                                      ----        ----       ----

Interest paid - related parties                     $      -    $     -    $49,000
Interest paid - third parties                       $30,000     $57,000    $41,000

Income taxes paid                                   $     -     $     -    $     -

Non-cash investing and financing activities:
  Capital expenditures financed by capital lease    $     -     $57,000    $     -



7.   MAJOR SUPPLIERS

The Company had purchased its plastic storage sheds, yard carts and compost bins from one supplier. In July 1998, the Company transferred its production molds for yard carts to a new supplier. In November 1998, the Company transferred its production mold for compost bins and storage sheds to the same new supplier. The new supplier has begun production runs for the yard carts, storage sheds and compost bins and has not experienced any significant difficulties in meeting scheduled deliveries. The suppliers manufacture these products in accordance with the Company's designs and specifications. The Company believes that other suppliers could provide the required products although comparable terms may not be realized. A change in suppliers could cause a delay in scheduled deliveries of products to the Company's customers and a possible loss of revenue, which would adversely affect the Company's results of operations.


8.   INVENTORIES

Inventories consisted of the following at September 30:


                                                       1998          1997
                                                       ----          ----

Raw Material, primarily purchased components        $1,338,000    $1,680,000
Work in Process                                         29,000        21,000
Finished Goods                                         721,000     1,010,000
                                                    ------------------------
                                                    $2,088,000    $2,711,000
                                                    ========================



9.   PROPERTY AND EQUIPMENT

Property and equipment  consisted of the following at September 30:


                                                       1998          1997
                                                       ----          ----

Leasehold improvements                              $  141,000    $  149,000
Furniture and fixtures                                 221,000       396,000
Machinery and equipment                              1,752,000     1,828,000
Capitalized tooling cost                             3,974,000     3,980,000
                                                    ------------------------
                                                     6,088,000     6,353,000
Less accumulated depreciation and amortization       5,639,000     5,764,000
                                                    ------------------------
                                                    $  449,000    $  589,000
                                                    ========================



10.  OTHER ASSETS

Other assets consisted of the following at September 30:


                                                         1998        1997
                                                         ----        ----

Other receivable, net of current portion               $ 33,000    $ 64,000
Note receivable - employee, due under terms of an
 annual renewal note, interest payable monthly at
 an annual rate of 6%, secured by a second mortgage     100,000     100,000
Other                                                     6,000       7,000
                                                       --------------------
                                                       $139,000    $171,000
                                                       ====================



11.  OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following at September 30:


                                                   1998         1997
                                                   ----         ----

Retirement plan                                  $313,000     $331,000
Salaries, commissions and benefits                 62,000       68,000
Sales allowances and incentives                   109,000      163,000
Professional fees                                 205,000       78,000
Warranty costs                                     57,000       37,000
Advertising costs                                 103,000       82,000
Other                                              76,000      149,000
                                                 ---------------------
                                                 $925,000     $908,000
                                                 =====================



12.  DEBT

Long-term debt

The Company has a $7,000,000 line of credit with a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest at 10%, requires monthly payments of interest only, and is collateralized by all assets of the Company. In October 1998, the Company renewed this line of credit with the realty trust operated for the benefit of the Company's principal shareholders under the same terms and conditions and extended the maturity date to October 1, 1999. Therefore this line of credit has been classified as long-term on the accompanying balance sheet. The Company had $4,715,000 outstanding under this line of credit at September 30, 1998 and 1997. Repayment of this line of credit is subordinate to the repayment of any and all balances outstanding on the revolving line of credit from a commercial finance company which is further described below. Related interest expense incurred in the years ended September 30, 1998, 1997 and 1996 was $478,000, $478,000 and $480,000,
respectively. At September 30, 1998, interest payments of $1,395,000 associated with this line were in arrears for the period November 1, 1995 to September 30, 1998. On November 24, 1998, the Company received a waiver for the covenant violation as to the interest payments. The waiver extends the due date as to the interest payments until September 30, 1999.

Note Payable

The Company has a revolving line of credit agreement with a commercial finance company, Congress Financial Corporation, which permits combined borrowings up to $3,500,000 in cash and letters of credit. This credit agreement is collateralized by all assets of the Company and expires in December 1999. The terms of this agreement include a borrowing limit which fluctuates depending on the levels of accounts receivable and inventory which collateralize the borrowings. The agreement contains various covenants pertaining to maintenance of working capital, net worth, restrictions on dividend distributions and other conditions. Interest on amounts outstanding is payable on a monthly basis at an annual rate of 1 3/4% over the commercial base rate. The commercial base rate was 8.5% at September 30, 1998. At September 30, 1998, the Company did not have letters of credit or borrowings outstanding and approximately $1,168,000 was available, pursuant to the borrowing formula, under this credit agreement.

A summary of borrowings on commercial finance company and bank revolving credit agreements and unused lines of credit for the years ended September 30, 1998, 1997, and 1996 were as follows:


                                            1998          1997          1996
                                            ----          ----          ----

Average borrowings during the year                -    $   96,000    $  313,638
Average interest rate during the year             -         10.25%        10.67%
Maximum borrowings during the year                -    $  912,000    $1,365,000
Unused line of credit at September 30    $3,500,000    $3,283,000    $3,169,000



13.  STOCK OPTIONS

The Company's incentive stock option plan terminated December 1, 1990. Options were granted to officers and key employees to purchase common shares at prices not less than the fair market value on the date of grant. Options are exercisable in varying installments and expire in varying periods which may not exceed ten years from the date of the grant.

Information concerning stock options for the years ended September 30, 1998, 1997 and 1996 is summarized below:



                          Options Outstanding
                        -----------------------
                        Shares     Price Range
                        -----------------------

September 30, 1995      20,000    $1.75 - $2.50
  Granted                    -          -
  Exercised                  -          -
  Canceled                   -          -
September 30, 1996      20,000    $1.75 - $2.50
                        -----------------------
  Granted                    -          -
  Exercised                  -          -
  Canceled                   -          -
September 30, 1997      20,000    $1.75 - $2.50
                        -----------------------
  Granted                    -          -
  Exercised                  -          -
  Canceled              (5,000)       $1.75
                        -----------------------
September 30, 1998      15,000    $2.38 - $2.50
                        =======================


At September 30, 1998 and 1997, options for 15,000 and 20,000 shares, respectively, were exercisable and these options expire in fiscal 1999. The average exercise price of outstanding options is $2.44.


14.  INCOME TAXES

The provision for income taxes for the years ended September 30, 1998, 1997, and 1996 consisted of the following:


                                      1998        1997        1996
                                      ----        ----        ----

Current Tax Provision
  Federal                           $      -    $      -    $      -
  State                                    -           -           -
                                    --------------------------------
Total Current Provision                    -           -           -
                                    --------------------------------

Deferred Tax (Benefit)/Expense
  Federal                            (20,000)     201,000    (160,000)
  State                               (6,000)     137,000     (39,000)
                                    --------------------------------
Total Deferred (Benefit)/Expense     (26,000)    338,000    (199,000)
Change in Valuation Allowance        102,000    (321,000)    234,000
                                    --------------------------------
Income Taxes (Benefit)/Expense      $ 76,000    $ 17,000    $ 35,000
                                    ================================


The significant items comprising the deferred tax assets and liabilities are as follows at September 30:


                                                1998          1997
                                                ----          ----

Deferred Tax Assets:
  Doubtful receivables                       $   29,000    $   51,000
  Inventory obsolescence and shrinkage          246,000       235,000
  Sales allowances                               80,000        46,000
  Warranties                                     25,000        17,000
  Non-qualified executive retirement plan       139,000       147,000
  Tax loss carryforwards                      6,609,000     6,620,000
  Tax credit carryforwards                      268,000       268,000
                                             ------------------------

    Subtotal                                  7,396,000     7,384,000
Deferred Tax Liabilities:
  Excess of tax over book depreciation          (73,000)      (87,000)
                                             ------------------------
Net Deferred Taxes                            7,323,000     7,297,000
Less valuation allowance                     (7,286,000)   (7,184,000)
                                             ------------------------
Net Deferred Tax Assets                      $   37,000    $  113,000
                                             ========================


A reconciliation of the Federal tax rate to the Company's effective tax rate for fiscal 1998, 1997 and 1996 are as follows:


                                                                  % of Pretax Income
                                                              --------------------------
                                                               1998      l997      1996
                                                              --------------------------

Federal income tax at statutory rate on loss before taxes      35.0%     35.0%     35.0%
Reduction and adjustments of the valuation allowance          (17.0)    (28.6)    (27.4)
                                                              -------------------------
Effective income tax rate                                      18.0%      6.4%      7.6%
                                                              =========================


Changes in the valuation allowance are due to expiration of net operating loss carryforwards, tax credit carryovers and the estimated future realization of their tax benefits. The reduction of these tax benefits is reflected in these financial statements as an income tax expense.

For income tax purposes the Company has unused Federal operating loss carryforwards of $16,516,000 expiring through 2013 and State operating loss carryforwards of $12,407,000 expiring through 2003.

In addition to the loss carryforwards the Company has research and development and investment tax credit carryovers of $54,000 and $214,000, respectively, through 2001 which are available to reduce future tax liabilities.

The realization of the net deferred tax assets of $37,000 is dependent on the Company's ability to generate sufficient taxable income in the future. The Company's expectations about realization of deferred tax assets could change if near-term estimates of future taxable income during this carryforward period are reduced.


15.  BENEFIT PLANS

The Company has a 401(k) Savings Plan whereby employees may voluntarily defer a portion of their compensation and the Company may elect to match a portion of the employee deferral. All employees with at least one year of continuous service are eligible for the savings plan. Company contributions vest 100% after five years. The Company has made no contributions to this savings plan in any of the three years in the period ended September 30, 1998.

The Company also has a retirement plan for certain senior executives. The benefits payable under this retirement plan are based upon a formula which allows for the offset of benefits under other offered retirement plans and Social Security benefits. At September 30, 1998, the unfunded benefit obligation of this retirement plan was approximately $313,000. The Company has made no contributions to this retirement plan in any of the three years in the period ended September 30, 1998.


16.  COMMITMENTS AND CONTINGENCIES

The Company was obligated at September 30, 1998 under certain operating leases for various types of equipment and the Company's operating facility. Rental expense for fiscal 1998, 1997 and 1996 was $406,000, $366,000 and $420,000, respectively. The future minimum lease commitments total $740,000 as follows: $350,000 in fiscal 1999, $343,000 in fiscal 2000, $25,000 in fiscal 2001, $14,000 in fiscal 2002 and $8,000 in fiscal 2003. The lease for the operating facility expires in September 2000.

Commitments for the purchase of capital expenditures at September 30, 1998 totaled $20,000.

In January 1991, the California Department of Health Services issued a Corrective Action Order (CAO) against the Company and a former subsidiary. The CAO requires the Company and a former subsidiary to comply with a Cleanup and Abatement Order that had been issued in 1990 against the Company for soil contamination at the site of the former subsidiary. To date, no determination has been made with regard to the extent of any environmental damage and who may be liable. The Company does not believe, based on the information available at this time, that the outcome of this matter will have a material adverse effect on its financial position or results of operations.

An action was filed in U.S. District Court, Central District of California in late 1996 relating to the foreign arbitration award described below. The Company was first joined as a party to such action by the first amended petition filed on March 3, 1997. The second amended petition was filed on June 27, 1997.

The action seeks confirmation and enforcement of a foreign arbitration award in favor of Alsthom, currently and formerly Chantiers de L'Atlantique ("Alsthom"), and Assurances Generales de France ("AGF") (collectively "Petitioners") against Respondents J.C. Carter Company, Inc. ("JCC III"), the Company, Armatron-JCC, Inc., formerly known as J.C. Carter Company, Inc. ("JCC II"), a former subsidiary of the Company, and ITT Corporation and ITT Industries, Inc. (collectively "ITT"). The arbitration related to certain cryogenic cargo pumps supplied in the 1970's by the J.C. Carter Company Division of ITT ("JCC I") to Alsthom, which installed the pumps in two liquid natural gas tanker ships, the Mourad Didouche and the Ramdane Abane. The arbitration award was entered in favor of Alsthom and AGF, an insurer subrogated to the rights of Alsthom, and against "J.C. Carter Company" or J.C. Carter Company, Inc." by the International Chamber of Commerce in Paris in 1995. The amount of the award as to AGF is 62,431,000 French francs ("FF") and as to Alsthom is 5,469,000 FF (an aggregate of approximately $7 million U.S. dollars at September 30, 1998), both with interest from January 30, 1993 at the "French official rate."

Petitioners' operative pleading in the legal action, its Second Amended Petition, seeks confirmation of the award against JCC III and, in addition, seeks its confirmation and enforcement against the other Respondents, including the Company, on the theories of fraudulent conveyance, collateral estoppel and virtual representation, judicial estoppel and equitable estoppel, and alter ego and/or successor liability relating to events transpiring from 1983 through the completion of the foreign arbitration proceeding in 1997. In 1983, the Company and ITT were parties to an asset sale transaction involving the business and assets of JCC I. JCC II, a now inactive California corporation, was formed at that time for purpose of acquiring the assets and certain liabilities of JCC I and ceased transacting business after the 1987 asset sale transaction with JCC III.

The Company answered the Second Amended Petition denying any liability, asserting various affirmative defenses and cross-claims against ITT for contractual indemnity and for equitable indemnity. ITT and JCC III have cross-claimed against the Company.

At the present time the Company is unable to determine the outcome of the claims asserted by and against the Company in the legal action because the case is still at an early stage of discovery and because of the existence of disputed issues of fact bearing on the outcome of those claims. However, there can be no assurance that the outcome of the proceedings will not have a material adverse effect on the financial condition of the Company.

In November 1998, the Company was advised that it had been named as a defendant in a lawsuit brought by a consumer of one of the Company's products. The consumer claims that the product caused personal injury and other damages. The Company believes that it has valid defenses. The Company has insurance coverage for such claims and has accrued its insurance deductible amount in fiscal 1998 to cover the estimated defense costs associated with this matter.


17.  CAPITAL LEASE

In February 1997, the Company financed approximately $57,000 of leasehold improvements under a 3 year lease financing agreement with a finance company. This lease arrangement has been accounted for as a financing transaction. The subject leasehold improvements are recorded as an asset for financial statement purposes and are being depreciated accordingly.

The future minimum lease payments under this capital lease are as follows:


      Fiscal 1999               $24,000
      Fiscal 2000               $10,000
                                -------
                                $34,000
      Imputed interest          $(3,000)
                                -------
                                $31,000
                                =======



18.  RELATED PARTY TRANSACTIONS

The Company paid approximately $60,000 for legal services in each of the years ended September 30, 1998, 1997 and 1996 to a law firm to which a Director of the Company is a member.

As further described in footnote 12, the Company has a $7,000,000 line of credit arrangement from a realty trust operated for the benefit of the Company's principal shareholders.


19.  BUSINESS SEGMENT INFORMATION

The Company operates principally in two segments, the Consumer Products segment and the Industrial Products segment. There are no intercompany sales
between segments.   Operations in the Consumer Products segment involve the
manufacture and distribution of Flowtron leaf-eaters, bugkillers, yard carts, biomisters, storage sheds, compost bins and doghouses which comprised 93%, 97% and 94% of the Company's sales for the years ended September 30, 1998, 1997 and 1996, respectively. The Company distributes its consumer products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of this segment's sales and accounts receivable related to business activities with such retailers.

The Industrial Products segment manufactures electronic obstacle avoidance systems for transportation and automotive applications and markets these
systems under the trademark "Echovision."   Production of these systems
began in fiscal 1996.

Operating profit is total revenue less operating expenses excluding interest expense, general corporate expenses and income taxes. Identifiable assets by industry segment are those assets that are identified in the operation of each of the Company's segments. Corporate assets are principally cash, deferred taxes and other assets.


                                               For the Years Ended September 30,
                                           -----------------------------------------
                                              1998           1997           1996
                                           -----------------------------------------

Net sales to unaffiliated customers:
  Consumer Products                        $11,983,000    $12,898,000    $12,910,000
  Industrial Products                          902,000        416,000        840,000
                                           -----------------------------------------
    Total net sales                        $12,885,000    $13,314,000    $13,750,000
                                           =========================================

Operating profit (loss)
  Consumer Products                        $   731,000    $   631,000    $   750,000
  Industrial Products                           52,000       (244,000)        29,000
                                           -----------------------------------------
                                               783,000       387 ,000        779,000

General corporate expenses                    (761,000)      (631,000)      (770,000)
                                           -----------------------------------------
Consolidated operating profit (loss)            22,000       (244,000)         9,000

Interest expense                              (508,000)      (535,000)      (529,000)
Interest income                                 63,000         62,000         57,000
Unusual item                                         -        450,000              -
Other income (expense)                               -         (2,000)         3,000
                                           -----------------------------------------
Loss before income taxes                   $  (423,000)   $  (269,000)   $  (460,000)
                                           =========================================
Identifiable assets:
  Consumer Products                        $ 4,111,000    $ 5,524,000    $ 5,012,000
  Industrial Products                          366,000        330,000        282,000
  Corporate                                  2,853,000      1,410,000      2,181,000
                                           -----------------------------------------
    Total assets                           $ 7,330,000    $ 7,264,000    $ 7,475,000
                                           =========================================
Depreciation:
  Consumer Products                        $   274,000    $   301,000    $   359,000
  Industrial Products                           13,000          5,000          4,000
  Corporate        -                                 -              -              -
                                           -----------------------------------------
    Total depreciation and amortization    $   287,000    $   306,000    $   363,000
                                           =========================================
Capital expenditures:
  Consumer Products                        $    96,000    $   277,000    $    40,000
  Industrial Products                           51,000          2,000         10,000
                                           -----------------------------------------
    Total capital expenditures             $   147,000    $   279,000    $    50,000
                                           =========================================



20.  UNUSUAL ITEM

In fiscal 1989 the Company sold one of its wholly owned subsidiaries and pursuant to the sales agreement, the Company would receive an additional payment of $450,000 if this subsidiary was subsequently resold. In the fourth quarter of fiscal 1997 the former subsidiary was resold and the Company received $450,000 in cash and has recognized this gain as an unusual item in the accompanying Statement of Operations for the year ended September 30, 1997.


Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        ---------------------

Not applicable.


                                  PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

The information required by this item is incorporated herein by reference to the definitive proxy statement pursuant to Regulation 14A to be filed with the Securities and Exchange Commission not later than 120 days from the close of the Company's fiscal year ended September 30, 1998.

Item 11. Executive Compensation
-------------------------------

The information required by this item is incorporated herein by reference to the definitive proxy statement pursuant to Regulation 14A to be filed with the Securities and Exchange Commission not later than 120 days from the close of the Company's fiscal year ended September 30, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The information required by this item is incorporated herein by reference to the definitive proxy statement pursuant to Regulation 14A to be filed with the Securities and Exchange Commission not later than 120 days from the close of the Company's fiscal year ended September 30, 1998.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

The information required by this item is incorporated herein by reference to the definitive proxy statement pursuant to Regulation 14A to be filed with the Securities and Exchange Commission not later than 120 days from the close of the Company's fiscal year ended September 30, 1998.

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

(2) Financial Statement Schedules
---------------------------------


SCHEDULE
NUMBER       DESCRIPTION
--------------------------------------------------

             Reports of Independent Accountants
VIII         Valuation & Qualifying Accounts


All other financial statement schedules not listed have been omitted because they are either not required, not applicable, or the information has been included elsewhere in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

(3)Exhibits (numbered in accordance with Item 601 of Regulation S-K):
---------------------------------------------------------------------


 EXHIBIT                                                                INCORPORATED BY
  NUMBER      DESCRIPTION                                                REFERENCE TO
---------------------------------------------------------------------------------------

 3.1          Restated Articles of Organization of January 23, 1984          ***
 3.2          By-laws, as amended, through December 20, 1989                 ***
10.1          Revolving Line of Credit                                      ****
10.2+         1981 Non-qualified Stock Option Plan                           ***
10.7          Loan and Security Agreement                                     *
10.8+         Armatron International Inc./Dreyfus 401(k) Profit             *****
               Sharing Plan and Trust: Summary Plan Description
10.9          Facility Lease                                                *****
10.10         $7,000,000 Line of Credit with Related Parties                 **
21.0          List of Subsidiaries
23.0          Consent of Independent Accountants
27.0          Financial Statement Schedule
--------------------
<F*>      Filed as an Exhibit to the Company's Annual Report on Form 10K for
          the fiscal year ended September 30, 1994.
<F**>     Filed as an Exhibit to the Company's Form 10-Q for the quarter ended March 31, 1990.
<F***>    Filed as an Exhibit to the Company's Annual Report on Form 10-K for
          the fiscal year ended September 30, 1990.
<F****>   Filed as an Exhibit to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1993.
<F*****>  Filed as an Exhibit to the Company's annual report on Form 10K for the fiscal year ended September 30, 1995.
<F+>      Indicates a management compensation plan.


(b) Reports on Form 8-K
-----------------------

No reports were filed on Form 8-K for the last quarter of the Company's fiscal year ended September 30, 1998.


                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------




To the Board of Directors and Stockholders of Armatron International, Inc. and Subsidiary:

Our report on the consolidated financial statements of Armatron
International, Inc. and subsidiary has been included in this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 34 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




Needham, Massachusetts                 R. J. GOLD & COMPANY P.C.
November 30, 1998


                        ARMATRON INTERNATIONAL, INC.

              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS



COLUMN A                           COLUMN B      COLUMN C     COLUMN D      COLUMN E
--------                           --------      --------     --------      --------
                                   Balance at    Charged to                 Balance at
                                   Beginning     Costs and                  End of
                                   of Period     Expenses     Deductions    Period
                                   ---------------------------------------------------

Year Ended September 30, 1996:
------------------------------
Allowance for doubtful accounts    $179,000      $  2,000     $  5,000      $176,000
Warranty costs                       64,000        77,000      101,000        40,000
                                   -------------------------------------------------

                                   $243,000      $ 79,000     $106,000      $216,000
                                   =================================================

Year Ended September 30, 1997:
------------------------------
Allowance for doubtful accounts    $176,000      $      -     $ 60,000      $116,000
Sales allowances and incentives           -       163,000            -       163,000
Warranty costs                       40,000        64,000       67,000        37,000
                                   -------------------------------------------------

                                   $216,000      $227,000     $127,000      $316,000
                                   =================================================

Year Ended September 30, 1998:
------------------------------
Allowance for doubtful accounts    $116,000      $ 36,000     $ 87,000      $ 65,000
Sales allowances and incentives     163,000       220,000      274,000       109,000
Warranty costs                       37,000        52,000       32,000        57,000
                                   -------------------------------------------------
                                   $316,000      $308,000     $393,000      $231,000
                                   =================================================


                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ARMATRON INTERNATIONAL, INC.



December 29, 1998                      By: /s/ Charles J. Housman
                                           ----------------------
                                           Charles J. Housman
                                           Chairman of the Board,
                                           President and Director
                                           Chief Executive, Financial
                                           and Accounting Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on December 29, 1998, in the capacities indicated.


By: /s/ Edward L. Housman              By: /s/ Charles J. Housman
    ---------------------                  ----------------------
    Edward L. Housman                      Charles J. Housman
    Director                               Chairman of the Board,
                                           President and Director
                                           Chief Executive, Financial
                                           and Accounting Officer


By: /s/ Malcolm D. Finks
    --------------------
    Malcolm D. Finks
    Director


                                EXHIBIT INDEX



EXHIBIT                                                                       INCORPORATED BY
NUMBER             DESCRIPTION                                                 REFERENCE TO
-----------------------------------------------------------------------------------------------

 3.1               Restated Articles of Organization as of January 23, 1989          ***
 3.2               By laws, as amended, through December 20, 1989                    ***
10.1               Revolving Line of Credit                                         ****
10.2+              1981 Non-qualified Stock Option Plan                              ***
10.7               Loan and Security Agreement                                        *
10.8+              Armatron International, Inc./Dreyfus 401(k) Profit
                    Sharing Plan and Trust: Summary Plan Description                *****
10.9               Facility Lease                                                   *****
10.10              $7,000,000 Line of Credit with Related Parties                     **
21.0               List of Subsidiaries
23.0               Consent of Independent Accountants
27.0               Financial Statement Schedule

--------------------
<F*>       Filed as an Exhibit to the Company's Annual Report on Form 10-K
           for the fiscal year ended September 30, 1994.
<F**>      Filed as an Exhibit to the Company's Form 10-Q for the quarter ended March 31, 1990.
<F***>     Filed as an Exhibit to the Company's Annual Report on Form 10-K
           for the fiscal year ended September 30, 1990.
<F****>    Filed as an Exhibit to the Company's Annual Report on Form 10-K
           for the fiscal year ended September 30, 1993.
<F*****>   Filed as an Exhibit to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995.
<F+>       Indicates a management compensation plan.
