Form 10-K/A
period 1998-09-30
ARMATRON INTERNATIONAL INC
filed 1999-01-28
CIK 8699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-K/A
                         Amendment No.1 to Form 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 1998
                                          ------------------

                                     OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

         For the transition period from                           to

                       Commission file number:  1-4433
                                                ------

                        ARMATRON INTERNATIONAL, INC.
                        ----------------------------
           (Exact name of registrant as specified in its charter).

         Massachusetts                             04-1052250
         -------------                             ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

      2 Main Street, Melrose MA                      02176
      -------------------------                      -----
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (781) 321-2300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             --------------
                                                             $1 Par Value
                                                             --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days.  Yes  X    No    .
                                                   ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

The aggregate market value of common stock held by nonaffiliates on January 21, 1999 was $1,025,585.

The number of shares of the Registrant's common stock outstanding on January 21, 1999 was 2,459,749.


The undersigned registrant hereby amends and restates its Annual Report on Form 10-K for the year ended September 30, 1998 including Items 1, 2, 5, 7, 8, 10, 11, 12, 13, 14, exhibits, and other portions of as set forth on the pages attached hereto.

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

In 1994 the Company's Automatic Radio Division completed field testing of its ultrasonic collision avoidance/obstacle detection system for automotive applications which is marketed under the trademark "Echovision". Echovision devices monitor back blind spots and side blind spots to detect objects and alert operators to potential hidden hazards and features, intuitive audible warnings, visual warnings, automatic activation, easy installation on any type vehicle and a continuous system self-test. The advantage of using Echovision devices include: increased driver awareness which is expected to result in fewer accidents, and potentially lower damages and public liability costs and increased driver awareness. The device generally sells in a range of $200 to $300 per system. The Company warrants that the product is delivered defect free. Production of these systems began in the first quarter of 1996.

The Company's main Division, Flowtron Outdoor Products, manufactures and distributes insect control devices including electronic bugkillers and biomisters, environmental products including mulching leaf-eaters and compost bins, and storage and handling products including plastic yard carts and plastic storage sheds. All Consumer Products segment products distributed in fiscal 1998 are in full production. These products undergo periodic model changes and product improvements.

(b) Financial Information about Industry Segments:
--------------------------------------------------

The information required by this item is set forth in Note 19 of the Notes to the Consolidated Financial Statements on page 29 of this Form 10-K/A.

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

For the year ended September 30, 1998, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 29% and 11% of the Company's net sales, respectively, and represented approximately 31% and 12% of the
Consumer Products segment net sales, respectively.   As of September 30,
1998, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 44% and 2%, respectively, of the Company's trade accounts receivable balance.

For the year ended September 30, 1997, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 32% and 10% of the Company's net sales, respectively, and represented approximately 34% and 10% of the Consumer Products segment net sales, respectively. As of September 30, 1997, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 53% and 4%, respectively, of the Company's trade accounts receivable balance.

For the year ended September 30, 1996, Sears, Roebuck and Co. accounted for approximately 18% of the Company's net sales, and represented approximately 19% of the Consumer Products segment net sales. As of September 30, 1996, this customer accounted for approximately 33% of the Company's trade accounts receivable balance.

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

Net sales to one customer in the Industrial Products Segment accounted for approximately $762,000 or 6%, of consolidated net sales in fiscal 1998 as compared to net sales to one customer of approximately $320,000, or 2%, of consolidated net sales in fiscal 1997. Sales to this customer accounted for approximately 84% and 77% of the Industrial Products segment net sales for the years ended September 30, 1998 and 1997, respectively. The loss of this customer would have a material adverse effect on the Industrial Products segment.

The Company began initial marketing of its collision avoidance/obstacle detection system in 1995. Production began in the first quarter of 1996.

The raw materials used by the Company vary widely with many sources available to meet normal product requirements. The Company had purchased its plastic storage sheds, yard carts, compost bins and doghouses from one supplier. In July 1998, the Company transferred its production molds for its yard carts to another supplier and, in November 1998, the Company transferred its production molds for its storage sheds and compost bins to this new supplier. The new supplier has begun production runs for the yard carts, storage sheds and compost bins and has not experienced any significant difficulties in meeting scheduled deliveries. The suppliers manufacture these products in accordance with the Company's designs and specifications. The Company believes that other suppliers could provide the required products although comparable terms may not be realized. A change in suppliers could cause a delay in scheduled deliveries of the products to the Company's customers and a possible loss of revenue, which would adversely affect the Company's results of operations.

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

The Company's largest customers are Sears, Roebuck and Co. and Home Depot, Inc. Sears, Roebuck and Co. accounted for $3,736,000, $4,336,000 and $2,486,000, or 29%, 33% and 18% of consolidated net sales in fiscal 1998, 1997 and 1996, respectively. Home Depot, Inc. accounted for $1,408,000 and $1,244,000, or 12% and 10% of the Company's consolidated net sales in fiscal 1998 and 1997, respectively. The Company anticipates that sales to these customers will continue in fiscal 1999 at approximately the fiscal 1998 levels. The loss of either of these customers would have a material adverse effect on the Consumer Products segment and the financial operations of the Company.

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

(d) Financial Information about Foreign and Domestic Operations and Export
    Sales:
    ------

The Company's export sales were not significant in any of the three years in the period ended September 30, 1998.

Item 2. Properties
------------------

The Company's principal executive offices and main manufacturing plant are leased facilities located at 2 Main Street, Melrose, Massachusetts, a Boston suburb. The Company manufactures bugkillers, leafeaters and biomisters as well as Echovision systems at this facility. The Company leases 84,000 sq. ft. of this facility, which has been occupied by the Company since 1964. The lease for the operating facility expires in September 2000. The Company believes that it will be able to negotiate an extension of its lease with approximately the same conditions as the current lease.

Item 3. Legal Proceedings
-------------------------

An action was filed in U.S. District Court, Central District of California in late 1996 relating to the foreign arbitration award described below. The Company was first joined as a party by the first amended petition filed on March 3, 1997. The second amended petition was filed on June 27, 1997.

The action seeks confirmation and enforcement of a foreign arbitration award in favor of Alsthom, currently and formerly Chantiers de L'Atlantique ("Alsthom"), and Assurances Generales de France ("AGF") (collectively "Petitioners") against Respondents J.C. Carter Company, Inc. ("JCC III"), the Company, Armatron-JCC, Inc., formerly known as J.C. Carter Company, Inc. ("JCC II"), a former subsidiary of the Company, and ITT Corporation and ITT Industries, Inc. (collectively "ITT"). The arbitration related to certain cryogenic cargo pumps supplied in the 1970's by the J.C. Carter Company Division of ITT ("JCC I") to Alsthom, which installed the pumps in two liquid natural gas tanker ships, the Mourad Didouche and the Ramdane Abane. The arbitration award was entered in favor of Alsthom and AGF, an insurer subrogated to the rights of Alsthom, and against "J.C. Carter Company" or "J.C. Carter Company, Inc." by the International Chamber of Commerce in Paris in 1995. The amount of the award as to AGF is 62,431,000 French francs ("FF") and as to Alsthom is 5,469,000 FF (an aggregate of approximately $7 million U.S. dollars at September 30, 1998), both with interest from January 30, 1993 at the "French official rate."

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

At the present time the Company is unable to determine the outcome of the claims asserted by and against the Company in the legal action because the case is still at an early stage of discovery and because of the existence of disputed issues of fact bearing on the outcome of those claims. However, there can be no assurance that the outcome to the proceedings will not have an adverse effect on the financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Not applicable.


                                   PART II

Item 5. Market for the Registrant's Common Equity and Related
-------------------------------------------------------------
        Stockholder Matters
        -------------------

The approximate number of shareholders of record at January 4, 1999 was 1,077.

The following table indicates the fiscal quarterly high and low bid prices as reported in the Over the Counter Bulletin Board for the Company's common stock for fiscal 1998 and fiscal 1997.

                                    1998                1997
Fiscal Quarter                  High    Low        High       Low

First                           5/8     1/4          3/4      3/8
Second                          7/16    5/16       2 7/8      1/4
Third                           7/16    3/8        2 1/4      1/4
Fourth                          3/8     1/4         15/16     5/16


Under its financing agreement with its commercial finance company, Congress Financial Corporation, the Company is restricted from paying dividends for the term of the agreement. The Company currently intends to retain earnings rather than pay cash dividends.

Item 6. Selected Financial Data
-------------------------------

                                                              Years Ended September 30,
                                                1998        1997        1996        1995        1994
                                                        (in thousands, except per share data)

Net Sales                                      $12,885     $13,314     $13,750     $12,017     $13,286
Operating Income (Loss)                        $    22     $  (244)    $     9     $(1,159)    $  (934)
Net Loss                                       $  (499)    $  (286)    $  (495)    $(1,557)    $(1,212)

Earnings (Loss) Per Share of Common Stock:
  Net Loss                                     $  (.20)    $  (.12)    $  (.20)    $  (.63)    $  (.49)
                                               ========================================================

Total Assets                                   $ 7,330     $ 7,264     $ 7,475     $ 7,256     $ 9,599

Long-Term Obligations                          $ 4,743     $ 4,783     $ 4,715     $ 4,715     $ 5,140


There were no dividends paid on common shares during any of the above years. Under the financing agreement with its commercial finance company, Congress Financial Corporation, the Company is restricted from paying dividends for the term of that agreement.


Item 7. Management's Discussion and Analysis of Financial Conditions and
-------------------------------------------------------------------------
        Results of Operations
        ---------------------

OVERVIEW

The Company operates principally in two segments, the Consumer Products segment and the Industrial Products segment. Operations in the Consumer Products segment involve the manufacture and distribution of Flowtron leaf-eaters, bugkillers, yard carts, compost bins, biomisters, storage sheds and doghouses which comprised 93% and 97% of the Company's sales during the years ended September 30, 1998 and 1997, respectively. The Company distributes its consumer products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of this segment's sales and accounts receivable related to business activities with such retailers. The Industrial Products segment manufactures electronic obstacle avoidance systems for transportation and automotive applications and markets these systems under the trademark "Echovision". Production of these systems began in fiscal 1996. There are no intercompany sales between segments. For the year ended September 30, 1998, Sears Roebuck and Co. and Home Depot, Inc. accounted for approximately 29% and 11% of the Company's net sales, respectively. At September 30, 1998, Sears Roebuck and Co. and Home Depot, Inc. accounted for approximately 44% and 2%, respectively, of the Company's trade accounts receivable balance. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company had purchased its plastic storage sheds, yard carts, compost bins and dog houses from one supplier. In July 1998, the Company transferred its production molds for its yard carts to another supplier and, in November 1998, the Company transferred its production molds for its storage sheds and compost bins to this new supplier. The new supplier has begun production runs for the yard carts, storage sheds and compost bins and has not experienced any significant difficulties in meeting scheduled deliveries. The suppliers manufacture these products in accordance with the Company's designs and specifications. The Company believes that other suppliers could provide the required products although comparable terms may not be realized. A change in suppliers could cause a delay in scheduled deliveries of products to the Company's customers and a possible loss of revenue, which would adversely affect the Company's results of operations.

FORWARD-LOOKING STATEMENTS

Management's discussion and analysis of the results of operations and financial conditions and other sections of this report contain forward-looking statements about its prospects for the future. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to the following:

* The Company's consumer products business is cyclical and is affected by weather and some of the same economic factors that affects the consumer and lawn and garden industries generally, including interest rates, the availability of financing and general economic conditions. In addition, the lawn and garden products manufacturing business if highly competitive. Actions of competitors, including changes in pricing, or slowing demand for lawn and garden products due to general or industry economic conditions or the amount of inclement weather could result in decreased demand for the Company's products, lower prices received or reduced utilization of plant facilities.

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

* If the Company is not successful in strengthening its relationship with its customers, growing sales at targeted accounts, and expanding geographically, operating results could be adversely affected.

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

The Company has completed the analysis and evaluation phase of it Year 2000 project and has determined that it will be required to modify or replace significant portions of its hardware and software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has also begun the process of upgrading and modernizing its major information systems, including its operating and financial systems. The replacement systems will be Year 2000 compliant. The Company expects to begin using its new systems during the second quarter of fiscal 1999. The Company will utilize both internal and external resources to reprogram or replace, and test the software for Year 2000 modifications. The Company plans to complete its Year 2000 project no later than July 31, 1999. The total cost of upgrading most of the Company's major operating and financial systems, including the Year 2000 project, for fiscal years 1998 through 2000, is estimated at $100,000 and is being funded through operating cash flows and leasing arrangements. Of the total project cost, approximately $80,000 has been expended and is attributable to the purchase of new software and hardware. The remaining $20,000 will be expensed as incurred.

There can be no assurance the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material advise effect on the Company.

The Company has been in communication with its major vendors to ensure compatibility of systems. If such systems do not function properly the Company could experience delays in receipt of its raw materials which would result in delays in scheduled deliveries of shipments by the Company.

The Company expects to begin developing contingency plans to determine what actions the Company will take if its trading partners are not Year 2000 compliant. The Company expects the contingency plan to be completed by the end of the third quarter in fiscal 1999.

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

During the year ended September 30, 1998, operating activities provided $1,715,000 in cash primarily due to a decrease in trade accounts receivable of $554,000 and a decrease in inventories of $623,000 as well as increases in accounts payable of $107,000 and interest due to related parties of $478,000. The decrease in accounts receivable and inventories was primarily due to management's focus on cash management during fiscal 1998.

Other current liabilities increased $17,000, or 1.8%, to $925,000 at September 30, 1998 as compared to $908,000 at September 30, 1997. The increase was primarily due to an increase of $127,000 in professional fees attributable to estimated legal defense costs associated with product liabilities, offset by a decrease of $54,000 for sales allowances and incentives due to the Company's decreased sales in fiscal 1998 and a decrease of $73,000 for various other current liabilities primarily rents and utilities.

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

The Company has a $7,000,000 line of credit with a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest at 10%, requires monthly payments of interest only, and is collateralized by all assets of the Company. Such collateral is subordinate to the revolving line of credit agreement with the finance company. In October 1998, the Company renewed this line of credit with the realty trust under the same terms and conditions and extended the maturity date to
October 1, 1999.   Therefore this line of credit has been classified as
long-term on the accompanying balance sheet. The Company had $4,715,000 outstanding under this line of credit at September 30, 1998 and 1997. Repayment of this line of credit is subordinate to the repayment of any and all balances outstanding on the revolving line of credit from the commercial finance company. At September 30, 1998, interest payments of $1,395,000 associated with this line were in arrears for the period November 1, 1995 to September 30, 1998. On November 24, 1998, the Company received a waiver for the covenant violation as to the interest payments. The waiver extends the due date as to the interest payments until September 30, 1999.

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

An action was filed in U.S. District Court, Central District of California in late 1996 relating to the foreign arbitration award described below. The Company was first joined as a party by the first amended petition filed on March 3, 1997. The second amended petition was filed on June 27, 1997.

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

At the present time the Company is unable to determine the outcome of the claims asserted by and against the Company in the legal action because the case is still at an early stage of discovery and because of the existence of disputed issues of fact bearing on the outcome of those claims. However, there can be no assurance that the outcome to the proceedings will not have an adverse effect on the financial condition of the Company.

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

RESULTS OF OPERATIONS

Year ended September 30, 1998
-----------------------------

The results of consolidated operations for the year ended September 30, 1998 resulted in a net loss of $499,000, or $.20 per share, as compared with net income of $286,000, or $.12 per share, for fiscal 1997.

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

Sales and operating profit for the Consumer Products segment in the year ended September 30, 1998 were approximately $11,983,000 and $731,000, respectively, as compared to $12,898,000 and $631,000, respectively, in the previous year. Sales decreased $915,000, or 7.1%, primarily due to a decrease in sales of bugkillers and sheds. Product lines within the Consumer Products segment are subject to seasonal fluctuations, with most shipments occurring in the spring and summer seasons. The Company anticipates that sales of the Consumer Products segment will continue at approximately the same levels in fiscal 1999.

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

Selling, general and administrative expenses decreased $74,000, or 3.0%, to $2,418,000 for the year ended September 30, 1998, as compared to $2,492,000 for the year ended September 30, 1997 due to lower sales and the Company's cost containment efforts. Selling, general and administrative expenses, as a percentage of sales, were 18.8% in fiscal 1998 as compared to 18.7% in fiscal 1997.

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

Sales and operating profit for the Consumer Products segment for the year ended September 30, 1997 were approximately $12,898,000, and $631,000, respectively, as compared to sales of $12,910,000 and operating profit of $750,000 for the year ended September 30, 1996. The decrease in operating profit was primarily due to the underutilization of this segment's facilities due to the decrease in sales of bugkillers.

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

In fiscal 1989 the Company sold one of its wholly owned subsidiaries and pursuant to the sales agreement, the Company would receive an additional payment of $450,000 if this subsidiary was subsequently resold. In the fourth quarter of fiscal 1997, the former subsidiary was resold and the Company received $450,000 in cash and recognized this gain as an unusual item.

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


Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company is not subject to market risk associated with risk sensitive instruments as the Company does not transact its sales in other than United States dollars, does not invest in investments other than United States instruments and has not entered into hedging transactions.


Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

The following financial statements and supplementary data of the Company sets forth the information required by this item.


                        ARMATRON INTERNATIONAL, INC.
                         Consolidated Balance Sheets
                         September 30, 1998 and 1997

                                                                             1998            1997
                                                                             ----            ----

                               ASSETS
Current Assets:
  Cash and cash equivalents                                               $ 2,677,000     $ 1,126,000
  Trade accounts receivable, (less allowance for doubtful
   accounts of $65,000 in 1998 and $116,000 in 1997)                        1,799,000       2,389,000
  Inventories                                                               2,088,000       2,711,000
  Deferred taxes                                                               37,000         113,000
  Prepaid and other current assets                                            141,000         165,000
                                                                          ---------------------------
      Total Current Assets                                                  6,742,000       6,504,000

Property and equipment, net                                                   449,000         589,000

Other assets                                                                  139,000         171,000
                                                                          ---------------------------

      Total Assets                                                        $ 7,330,000     $ 7,264,000
                                                                          ===========================

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
  Accounts payable                                                        $   802,000     $   695,000
  Other current liabilities                                                   925,000         908,000
  Interest payable to related parties                                       1,395,000         917,000
  Current portion under capital lease obligations                              21,000          18,000
                                                                          ---------------------------
      Total Current Liabilities                                             3,143,000       2,538,000
                                                                          ---------------------------

Long-term debt, related parties                                             4,715,000       4,715,000
                                                                          ---------------------------
Long-term capital lease obligations, net of current portion                    10,000          30,000
                                                                          ---------------------------
Deferred rent, net of current portion                                          18,000          38,000
                                                                          ---------------------------

Stockholders' Equity (Deficiency):
  Common stock, par value $1 per share, 6,000,000 shares authorized;
   2,606,481 shares issued at September 30, 1998 and 1997                   2,606,000       2,606,000
  Additional paid-in capital                                                6,770,000       6,770,000
  Accumulated deficit                                                      (9,546,000)     (9,047,000)
                                                                          ---------------------------
                                                                             (170,000)        329,000
Less: Treasury stock at cost - 146,732 at September 30, 1998 and 1997         386,000         386,000
                                                                          ---------------------------

      Total Stockholders' Equity (Deficiency)                                (556,000)        (57,000)
                                                                          ---------------------------

      Total Liabilities and Stockholders' Equity (Deficiency)             $ 7,330,000     $ 7,264,000
                                                                          ===========================


                 The accompanying notes are an integral part
                  of the consolidated financial statements.


                        ARMATRON INTERNATIONAL, INC.
                    Statements of Consolidated Operations
            for the years ended September 30, 1998, 1997 and 1996

                                                    1998            1997            1996
                                                    ----            ----            ----

Net sales                                        $12,885,000     $13,314,000     $13,750,000

Cost of products sold                             10,409,000      11,126,000      11,054,000
                                                 -------------------------------------------

Gross margin                                       2,476,000       2,188,000       2,696,000

Selling, general and administrative expenses       2,418,000       2,492,000       2,625,000

Provision for (recovery of) bad debts                 36,000         (60,000)         62,000
                                                 -------------------------------------------

Operating profit (loss)                               22,000        (244,000)          9,000
                                                 -------------------------------------------

Other income (expense):
  Interest expense-third parties                     (30,000)        (57,000)        (49,000)
  Interest expense-related parties                  (478,000)       (478,000)       (480,000)
  Interest income                                     63,000          62,000          57,000
  Unusual item                                             -         450,000               -
  Other income - net                                       -          (2,000)          3,000
                                                 -------------------------------------------

Other income (expense) - net                        (445,000)        (25,000)       (469,000)
                                                 -------------------------------------------

Loss before income taxes                            (423,000)       (269,000)       (460,000)

Provision for income taxes                            76,000          17,000          35,000
                                                 -------------------------------------------

Net loss                                         $  (499,000)    $  (286,000)    $  (495,000)
                                                 ===========================================

Net loss per  share of common stock              $      (.20)    $      (.12)    $      (.20)
                                                 ===========================================

Weighted average number of common
 shares outstanding                                2,459,749       2,459,749       2,459,749
                                                 ===========================================


                 The accompanying notes are an integral part
                  of the consolidated financial statements


                        ARMATRON INTERNATIONAL, INC.
                    Consolidated Statements of Cash Flows
            for the Years Ended September 30, 1998, 1997 and 1996

                                                            1998            1997            1996

OPERATING ACTIVITIES
Net loss                                                 $ (499,000)     $ (286,000)     $ (495,000)
Adjustments to reconcile net loss to net cash flows
 from operating activities:
Depreciation and amortization                               287,000         333,000         395,000
Amortization of deferred rent                               (20,000)        (18,000)              -
Deferred taxes                                               76,000          17,000          35,000
Provision (recovery) for bad debts                           36,000         (60,000)         62,000
Loss  on disposal of equipment                                    -               -           1,000
Unusual item                                                      -        (450,000)              -
Change in operating assets and liabilities:
  Accounts receivable                                       554,000        (208,000)          6,000
  Inventories                                               623,000        (362,000)       (124,000)
  Prepaid and other current assets                           24,000          64,000         (26,000)
  Other assets                                               32,000         (18,000)          9,000
  Accounts payable                                          107,000        (476,000)         59,000
  Interest due to related parties                           478,000         478,000         439,000
  Other current liabilities                                  17,000          42,000         141,000
  Deferred rent                                                   -               -          75,000
                                                         ------------------------------------------
Net cash flow from (used for) operating activities        1,715,000        (944,000)        577,000
                                                         ------------------------------------------

INVESTING ACTIVITIES
Proceeds from sales of equipment                                  -           2,000               -
Payments for machinery and equipment                       (147,000)       (222,000)        (50,000)
Proceeds from sale of former subsidiary                                     450,000               -
                                                         ------------------------------------------
Net cash flow from (used for) investing activities         (147,000)        230,000         (50,000)
                                                         ------------------------------------------

FINANCING ACTIVITIES
Payments on capital lease obligations                       (17,000)         (9,000)              -
                                                         ------------------------------------------

Net cash flow from (used for) financing activities          (17,000)         (9,000)              -
                                                         ------------------------------------------

Net increase (decrease) in cash and cash equivalents      1,551,000        (723,000)        527,000

Cash and cash equivalents at beginning of year            1,126,000       1,849,000       1,322,000
                                                         ------------------------------------------

Cash and cash equivalents at end of year                 $2,677,000      $1,126,000      $1,849,000
                                                         ==========================================


                 The accompanying notes are an integral part
                  of the consolidated financial statements.


                        ARMATRON INTERNATIONAL, INC
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
            For the Years Ended September 30, 1998, 1997 and 1996


                                                                                                               Total
                            Common Stock                                            Treasury Stock         Stockholders'
                       -----------------------     Paid-In      Accumulated     -----------------------       Equity
                        Shares        Amount       Capital        Deficit        Shares       Amount       (Deficiency)
                        ------        ------       -------      -----------      ------       ------       -------------

Balance,
 September 30, 1995    2,606,481    $2,606,000    $6,770,000    $(8,266,000)    (146,732)    $(386,000)      $ 724,000
Net Loss                       -             -             -       (495,000)           -             -        (495,000)
-----------------------------------------------------------------------------------------------------------------------

Balance,
 September 30, 1996    2,606,481     2,606,000     6,770,000     (8,761,000)    (146,732)     (386,000)        229,000
Net Loss                       -             -             -       (286,000)           -             -        (286,000)
-----------------------------------------------------------------------------------------------------------------------

Balance,
 September 30, 1997    2,606,481     2,606,000     6,770,000     (9,047,000)    (146,732)     (386,000)        (57,000)
Net Loss                       -             -             -       (499,000)           -             -        (499,000)
-----------------------------------------------------------------------------------------------------------------------

Balance,
 September 30, 1998    2,606,481    $2,606,000    $6,770,000    $(9,546,000)    (146,732)    $(386,000)      $(556,000)

=======================================================================================================================


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

The Company has completed the analysis and evaluation phase of its Year 2000 project and has determined that it will be required to modify or replace significant portions of its hardware and software so that its computer systems will properly recognize dates beyond December 31, 1999. The Company has also begun the process of upgrading and modernizing its major information systems, including its operating and financial systems. The replacement systems will be Year 2000 compliant. The Company expects to begin using its new systems during the second quarter of fiscal 1999. The Company will utilize both internal and external resources to reprogram or replace, and test the software for Year 2000 modifications. The Company plans to complete its Year 2000 project no later than July 31, 1999. The total cost of upgrading most of the Company's major operating and financial systems, including the Year 2000 project, for fiscal years 1998 through 2000, is estimated at $100,000 and is being funded through operating cash flows and leasing arrangements. Of the total project cost, approximately $80,000 has been expended and is attributable to the purchase of new software and hardware. The remaining $20,000 will be expensed as incurred.

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

The Company expects to begin developing contingency plans to determine what actions the Company will take if its trading partners are not Year 2000 compliant. The Company expects the contingency plan to be completed by the end of the third quarter in fiscal 1999.

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


7.   MAJOR SUPPLIERS

The Company had purchased its plastic storage sheds, yard carts, compost bins and dog houses from one supplier. In July 1998, the Company transferred its production molds for yard carts to a new supplier. In November 1998, the Company transferred its production mold for compost bins and storage sheds to the same new supplier. The new supplier has begun production runs for the yard carts, storage sheds and compost bins and has not experienced any significant difficulties in meeting scheduled deliveries. The suppliers manufacture the products in accordance with the Company's designs and specifications. The Company believes that other suppliers could provide the required products although comparable terms may not be realized. A change in suppliers could cause a delay in scheduled deliveries of products to the Company's customers and a possible loss of revenue, which would adversely affect the Company's results of operations.


8.   INVENTORIES

Inventories consisted of the following at September 30:

                                                    1998           1997
                                                    ----           ----

Raw Material, primarily purchased components     $1,338,000     $1,680,000
Work in Process                                      29,000         21,000
Finished Goods                                      721,000      1,010,000
                                                 -------------------------
                                                 $2,088,000     $2,711,000
                                                 =========================


9.   PROPERTY AND EQUIPMENT

Property and equipment  consisted of the following at September 30:

                                                      1998           1997
                                                      ----           ----

Leasehold improvements                             $  141,000     $  149,000
Furniture and fixtures                                221,000        396,000
Machinery and equipment                             1,752,000      1,828,000
Capitalized tooling cost                            3,974,000      3,980,000
                                                   -------------------------
                                                    6,088,000      6,353,000
Less accumulated depreciation and amortization      5,639,000      5,764,000
                                                   -------------------------
                                                   $  449,000     $  589,000
                                                   =========================


10.  OTHER ASSETS

Other assets consisted of the following at September 30:

                                                               1998         1997
                                                               ----         ----

Other receivable, net of current portion                     $ 33,000     $ 64,000
Note receivable - employee, due under terms of an annual
 renewal note, interest payable monthly at an annual
 rate of 6%, secured by a second mortgage                     100,000      100,000
Other                                                           6,000        7,000
                                                             ---------------------
                                                             $139,000     $171,000
                                                             =====================


11.  OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following at September 30:

                                                              1998         1997
                                                              ----         ----

Retirement plan                                             $313,000     $331,000
Salaries, commissions and benefits                            62,000       68,000
Sales allowances and incentives                              109,000      163,000
Professional fees                                            205,000       78,000
Warranty costs                                                57,000       37,000
Advertising costs                                            103,000       82,000
Other                                                         76,000      149,000
                                                            ---------------------
                                                            $925,000     $908,000
                                                            =====================


12.  DEBT

Long-term debt

The Company has a $7,000,000 line of credit with a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest at 10%, requires monthly payments of interest only, and is collateralized by all assets of the Company. Such collateral is subordinate to the revolving line of credit agreement with the finance company. In October 1998, the Company renewed this line of credit with the realty trust operated for the benefit of the Company's principal shareholders under the same terms and conditions and extended the maturity date to October 1, 1999. Therefore this line of credit has been classified as long-term on the accompanying balance sheet. The Company had $4,715,000 outstanding under
this line of credit at September 30, 1998 and 1997.   Repayment of this line
of credit is subordinate to the repayment of any and all balances outstanding on the revolving line of credit from a commercial finance company which is further described below. Related interest expense incurred in the years ended September 30, 1998, 1997 and 1996 was $478,000, $478,000
and $480,000. At September 30, 1998, interest payments of $1,395,000 associated with this line were in arrears for the period November 1, 1995 to September 30, 1998. On November 24, 1998, the Company received a waiver for the covenant violation as to the interest payments. The waiver extends the due date as to the interest payments until September 30, 1999.

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

A summary of borrowings on commercial finance company and bank revolving credit agreements and unused lines of credit for the years ended September 30, 1998, 1997, and 1996 were as follows:

                                             1998           1997           1996
                                          ----------------------------------------

Average borrowings during the year                 -     $   96,000     $  313,638
Average interest rate during the year              -          10.25%         10.67%
Maximum borrowings during the year                 -     $  912,000     $1,365,000
Unused line of credit at September 30     $3,500,000     $3,283,000     $3,169,000


13.  STOCK OPTIONS

The Company's incentive stock option plan terminated December 1, 1990. Options were granted to officers and key employees to purchase common shares at prices not less than the fair market value on the date of grant. Options are exercisable in varying installments and expire in varying periods which may not exceed ten years from the date of the grant.

Information concerning stock options for the years ended September 30, 1998, 1997 and 1996 is summarized below:

                              Options Outstanding
                             Shares     Price Range
                             ------     -----------

      September 30, 1995     20,000     $1.75 - $2.50
        Granted                   -           -
        Exercised                 -           -
        Canceled                  -           -
                             ------------------------
      September 30, 1996     20,000     $1.75 - $2.50
        Granted                   -           -
        Exercised                 -           -
        Canceled                  -           -
                             ------------------------
      September 30, 1997     20,000     $1.75 - $2.50
        Granted                   -           -
        Exercised                 -           -
        Canceled             (5,000)    $1.75
                             ------------------------
      September 30, 1998     15,000     $2.38 - $2.50
                             ========================


At September 30, 1998 and 1997, options for 15,000 and 20,000 shares, respectively, were exercisable and these options expire in fiscal 1999. The average exercise price of outstanding options is $2.44.


14.  INCOME TAXES

The provision for income taxes for the years ended September 30, 1998, 1997, and 1996 consisted of the following:

                                       1998         1997          1996
                                       ----         ----          ----

Current Tax Provision
  Federal                            $      -     $       -     $       -
  State                                     -             -             -
                                     ------------------------------------
Total Current Provision                     -             -             -
                                     ------------------------------------

Deferred Tax (Benefit)/Expense
  Federal                             (20,000)      201,000      (160,000)
  State                                (6,000)      137,000       (39,000)
                                     ------------------------------------
Total Deferred (Benefit)/Expense      (26,000)      338,000      (199,000)
Change in Valuation Allowance         102,000      (321,000)      234,000
                                     ------------------------------------
Income Taxes (Benefit)/Expense       $ 76,000     $  17,000     $  35,000
                                     ====================================


The significant items comprising the deferred tax assets and liabilities are as follows at September 30:

                                                   1998            1997
                                                   ----            ----

Deferred Tax Assets:
  Doubtful receivables                        $    29,000     $    51,000
  Inventory obsolescence and shrinkage            246,000         235,000
  Sales allowances                                 80,000          46,000
  Warranties                                       25,000          17,000
  Non-qualified executive retirement plan         139,000         147,000
  Tax loss carryforwards                        6,609,000       6,620,000
  Tax credit carryforwards                        268,000         268,000
                                              ---------------------------
      Subtotal                                  7,396,000       7,384,000
Deferred Tax Liabilities:
  Excess of tax over book depreciation            (73,000)        (87,000)
                                              ---------------------------
Net Deferred Taxes                              7,323,000       7,297,000
Less valuation allowance                       (7,286,000)     (7,184,000)
                                              ---------------------------
Net Deferred Tax Assets                       $    37,000     $   113,000
                                              ===========================


A reconciliation of the Federal tax rate to the Company's effective tax rate for fiscal 1998, 1997 and 1996 are as follows:

                                                                  % of Pretax Income
                                                               1998       l997       1996
                                                               ----       ----       ----

Federal income tax at statutory rate on loss before taxes      35.0%      35.0%      35.0%
Reduction and adjustments of the valuation allowance          (17.0)     (28.6)     (27.4)
                                                              ----------------------------
Effective income tax rate                                      18.0%       6.4%       7.6%
                                                              ============================


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

Commitments for the purchase of capital expenditures, at September 30, 1998 totaled $20,000.

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

An action was filed in U.S. District Court, Central District of California in late 1996 relating to the foreign arbitration award described below. The Company was first joined as a party by the first amended petition filed on March 3, 1997. The second amended petition was filed on June 27, 1997.

The action seeks confirmation and enforcement of a foreign arbitration award in favor of Alsthom, currently and formerly Chantiers de L'Atlantique ("Alsthom"), and Assurances Generales de France ("AGF") (collectively "Petitioners") against Respondents J.C. Carter Company, Inc. ("JCC III"), the Company, Armatron-JCC, Inc., formerly known as J.C. Carter Company, Inc. ("JCC II"), a former subsidiary of the Company, and ITT Corporation and ITT Industries, Inc. (collectively "ITT"). The arbitration related to certain cryogenic cargo pumps supplied in the 1970's by the J.C. Carter Company Division of ITT ("JCC I") to Alsthom, which installed the pumps in two liquid natural gas tanker ships, the Mourad Didouche and the Ramdane Abane. The arbitration award was entered in favor of Alsthom and AGF, an insurer subrogated to the rights of Alsthom, and against "J.C. Carter Company" or "J.C. Carter Company, Inc." by the International Chamber of Commerce in Paris in 1995. The amount of the award as to AGF is 62,431,000 French francs ("FF") and as to Alsthom is 5,469,000 FF (an aggregate of approximately $7 million U.S. dollars at September 30, 1998), both with interest from January 30, 1993 at the "French official rate."

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

At the present time the Company is unable to determine the outcome of the claims asserted by and against the Company in the legal action because the case is still at an early stage of discovery and because of the existence of disputed issues of fact bearing on the outcome of those claims. However, there can be no assurance that the outcome to the proceedings will not have an adverse effect on the financial condition of the Company.

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

The future minimum lease payments under this capital lease are as follows:

                          Fiscal 1999                    $24,000
                          Fiscal 2000                     10,000
                                                         -------
                                                         $34,000
                          Imputed interest                (3,000)
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

                                                   For the Years Ended September 30,
                                                 1998            1997            1996
                                                 ----            ----            ----

Net sales to unaffiliated customers:
  Consumer Products                           $11,983,000     $12,898,000     $12,910,000
  Industrial Products                             902,000         416,000         840,000
                                              -------------------------------------------
      Total net sales                         $12,885,000     $13,314,000     $13,750,000
                                              ===========================================

Operating profit (loss)
  Consumer Products                           $   731,000     $   631,000     $   750,000
  Industrial Products                              52,000        (244,000)         29,000
                                              -------------------------------------------
                                                  783,000         387,000         779,000

General corporate expenses                       (761,000)       (631,000)       (770,000)
                                              -------------------------------------------
Consolidated operating profit (loss)               22,000        (244,000)          9,000

Interest expense                                 (508,000)       (535,000)       (529,000)
Interest income                                    63,000          62,000          57,000
Unusual item                                            -         450,000               -
Other income (expense)                                  -          (2,000)          3,000
                                              -------------------------------------------
Loss before income taxes                      $  (423,000)    $  (269,000)    $  (460,000)
                                              -------------------------------------------

Identifiable assets:
  Consumer Products                           $ 4,111,000     $ 5,524,000     $ 5,012,000
  Industrial Products                             366,000         330,000         282,000
  Corporate                                     2,853,000       1,410,000       2,181,000
                                              -------------------------------------------
      Total assets                            $ 7,330,000     $ 7,264,000     $ 7,475,000
                                              ===========================================

Depreciation:
  Consumer Products                           $   274,000     $   301,000     $   359,000
  Industrial Products                              13,000           5,000           4,000
  Corporate                                             -               -               -
                                              -------------------------------------------
      Total depreciation and amortization     $   287,000     $   306,000     $   363,000
                                              ===========================================

Capital expenditures:
  Consumer Products                           $    96,000     $   277,000     $    40,000
  Industrial Products                              51,000           2,000          10,000
                                              -------------------------------------------
      Total capital expenditures              $   147,000     $   279,000     $    50,000
                                              ===========================================


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


Item 9. Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
        Financial Disclosure.
        ---------------------

Not applicable.


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The following sets forth the ages, principal occupation and present position of each of the Directors and executive officers of the Company.

Director
--------

EDWARD L. HOUSMAN      Age 77, Class A Director, principal occupation:
                       President of Automatic Radio International Corp.
                       since 1969 (a wholly-owned subsidiary of the Company which deals with the international sales of the Company's products). Mr. Housman has been actively engaged in various aspects of the Company's business for more than 30 years, and has served as a Director of Armatron International, Inc. continuously since
                       1959.  Mr. Housman is the brother of Charles J.
                       Housman, the President and Chairman of the Company.

CHARLES J. HOUSMAN     Age 71, Class B Director, principal occupation:
                       President and Chairman of the Board of Armatron
                       International, Inc. since 1987. Mr. Housman has been actively engaged in various aspects of the Company's business for more than 30 years and has served as a Director of Armatron International, Inc. continuously since 1960. Mr. Housman is the brother of Edward L.
                       Housman, the Class A Director of the Company.

MALCOLM D. FINKS       Age 60, Class C Director, principal occupation:
                       partner at the law firm of Englander, Finks, Ross, Cohen & Brander, P.C., Boston, Massachusetts since
                       1970.  On July 7, 1998 Mr. Finks was appointed to the
                       Board upon the death of Mr. Englander, the former
                       Class C Director. Mr. Finks is Clerk of the Company and has been a Director of Armatron since July 1998.
                       Mr. Finks is the sole member of the Company's Audit
                       Committee.

Other Executive Officers
------------------------

SAL DeYOREO            Age 73, joined Armatron in 1972 and has served as
                       Vice President since 1976. Mr. DeYoreo is responsible for the marketing, sales, engineering and product development of the Flowtron Outdoor Products
                       Division.

The Company's executive officers hold office at the pleasure of the Board of Directors. The Board of Directors of the Company is divided into three classes. Each director serves for a three-year term, with one class of directors being elected at each annual meeting of stockholders. The term of the Class A Director expires in 1999, the term of the Class B Director expires in 2001 and the term of the Class C Director expires in 2000.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of the above-mentioned reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 1998 all Section 16(a) filing requirements applicable to its Directors and officers and greater than ten percent beneficial owners were complied with.


Item 11. Executive Compensation
-------------------------------

The following table sets forth all cash compensation paid or accrued by the Company to each of its three most highly compensated executive officers for services rendered during the three fiscal years ended September 30, 1998:

                         Summary Compensation Table

                                                Annual Compensation
                                     -----------------------------------------
      Name and                                                  All Other
      Principal Position             Year     Salary($)     Compensation($)(1)
      ------------------             ----     ---------     ------------------

      Charles J. Housman             1998     $    -0-            $7,961
      CEO                            1997     $    -0-            $7,382
                                     1996     $    -0-            $7,112

      Sal DeYoreo                    1998     $107,363            $  -0-
      Vice President                 1997     $105,000            $  -0-
                                     1996     $105,000            $  -0-

      Edward L. Housman              1998     $    -0-            $7,952
      President, Automatic Radio     1997     $    -0-            $7,382
      International Corp.            1996     $    -0-            $7,112

<F1>  Other compensation consists of automobile allowances, as well as medical and dental benefits. The Company provides medical and dental benefits to the executive officers that are generally available to Company employees. The amount of perquisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed the lesser of $50,000 or 10% of salary for fiscal 1998.


Stock Options & Related SARs
----------------------------

The Company's 1981 Non-Qualified Stock Option Plan which terminated on December 1, 1990, provided for the granting of options to purchase the Company's Common Stock and related stock appreciation rights (SARs) to the salaried officers and other employees of the Company. No option or stock appreciation rights were granted after the plan terminated. For the period October 1, 1997 to September 30, 1998, no stock options were granted or exercised. None of the options held by any named executive office were in-the-money as of September 30, 1998.

Benefit Plans
-------------

Armatron Executive Retirement Plan
----------------------------------

The Armatron Executive Retirement Plan ("Retirement Plan") provides for the payment of retirement benefits to certain senior executives of the Company. Under the Retirement Plan, upon reaching age 65, an eligible employee will receive an annual retirement benefit payment in an amount equal to 1-1/2% of his final average compensation multiplied by the number of years of benefit service (not to exceed thirty years) minus 1-2/3% of his primary Social Security benefit, multiplied by the number of years of benefit service (not to exceed thirty years). Final average compensation is defined in the Retirement Plan as the average of the five highest calendar years of salary during the ten years preceding retirement. Years of benefit service includes all years and months of service completed with the Company after October 1, 1983. Payments under the Retirement Plan will be made during the life of the eligible employee, provided that a minimum of ten years of payments shall be made during the life of the eligible employee or, in the event the employee dies, to a designated beneficiary. In the event an employee terminates his employment prior to reaching age 65, he will be entitled to receive payments under the Retirement Plan at age 65 if he has completed ten years of vesting service. Vesting service is defined as all years and months of service completed with the Company after September 30, 1978. As of March 1, 1994 the Executive Retirement Plan has been temporarily suspended. As of September 30, 1998 no date has been established for removing the suspension.

The following table shows the estimated annual benefits payable under the Retirement Plan to persons in specified average compensation and years of service classifications. The amounts shown have not been reduced to reflect the offset amounts based upon primary Social Security benefits. Average compensation for purposes of computing benefits under the Retirement Plan, age, years of benefit service and years of vesting service as of September 30, 1998, for the three officers named in the compensation table are as follows: Charles J. Housman-$115,000, age 71, 10 years and 15 years; Sal DeYoreo-$106,000, age 73, 12 years and 15 years; and Edward L. Housman- $96,000, age 77, 10 years and 15 years.

Years of                   Average Compensation
Benefit       ----------------------------------------------
Service       $75,000     $100,000     $125,000     $150,000
--------      -------     --------     --------     --------

5             $ 5,625     $  7,500     $  9,375     $ 11,250
10             11,250       15,000       18,750       22,500
15             16,875       22,500       28,125       33,750
20             22,500       30,000       37,500       45,000
30 & over      33,750       45,000       56,250       67,500


Armatron International, Inc./Dreyfus 401(k) Profit Sharing Plan
---------------------------------------------------------------

On July 1, 1989, the Company established a 401(k) Profit Sharing Plan and Trust (the "Profit Sharing Plan"), which plan qualifies under Section 401(k) of the Internal Revenue Code for favorable tax treatment as long as the Profit Sharing Plan annually meets a special, non-discrimination test. This test is designed to assure a fair mix of contributions among employees at all income levels. In November 1994 the Company changed the Plan name to and adopted the Armatron International, Inc./Dreyfus 401(k) Profit Sharing Plan and Trust.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

The Company does not have a compensation committee. The Board of Directors of the Company establishes the salary and other compensation for the Company's executive officers. Both Edward Housman and Charles Housman are executive officers of the Company and members of the Company's Board of Directors. They both participated in discussions regarding executive officer compensation, including the compensation of Sal DeYoreo. However, neither Edward Housman nor Charles Housman received any salary in fiscal 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

                                                                                   Shares
                                                                                 Owned and
                                                                                 Nature of
                                                                                 Beneficial     Percent
            Name                             Principal Occupation                Ownership      of Class
-----------------------------                --------------------                ----------     --------

CHARLES J. HOUSMAN                President and Chairman of the Board            216,931(1)       8.82%
                                  of Armatron International, Inc.

EDWARD L. HOUSMAN                 President of Automatic Radio                   190,648(1)       7.75%
                                  International Corp. (a wholly-owned
                                  subsidiary of the Company which deals
                                  with the international sales of the
                                  Company's products).

MALCOLM D. FINKS                  Attorney, Englander, Finks, Ross,                    0           *
                                  Cohen & Brander, P.C., Boston,
                                  Massachusetts.  On July 7, 1998,
                                  Mr. Finks was appointed to the Board
                                  upon the death of Mr. Englander, the
                                  former Class C Director.  Mr. Finks is
                                  Clerk of the Company and has been a
                                  Director of Armatron continuously
                                  since July 1998.

SAL DeYOREO                       Joined Armatron in 1972 and has served           8,500(2)        *
                                  as Vice President since 1976.  Mr. DeYoreo
                                  is responsible for the marketing, sales,
                                  engineering and product development
                                  of the Flowtron Outdoor Products Division.

All Executive Officers and                                                       416,079         16.86%
Directors of the Company as a
group (4 persons)

--------------------
<F*>  Less than 1% of the outstanding Common Stock.
<F1>  Does not include 372,660 shares of Common Stock held by the estates of
      Frank M. Housman and Herbert E. Housman. Messrs. Charles J. Housman and Edward L. Housman share voting power, but not investment power, with respect to such shares and disclaim beneficial ownership of such shares. Also does not include 509,553 shares of Common Stock held by the estate of David Housman, the deceased founder of the Company, and by relatives of Messrs. Edward L. Housman and Charles J. Housman. Messrs. Edward L. Housman and Charles J. Housman share informal voting control, but not investment power, with respect to such shares and disclaim beneficial ownership of such shares.
<F2>  Includes 7,500 shares of Common Stock issuable pursuant to outstanding stock options that are exercisable within 60 days of January 2, 1999.


Principal Shareholder
---------------------

There are no beneficial owners of more than 5% of the Company's Common Stock, known to the Company, in addition to the Directors of the Company.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

The Company paid to Englander, Finks, Ross, Cohn & Brander, P.C., approximately $60,000 for legal services in each of the years ended September 30, 1998, 1997 and 1996. The Company anticipates that fees to that firm will be approximately $60,000 during fiscal 1999. Malcolm D. Finks, Clerk and a Director of the Company, is a member of that firm.

The Company has a $7,000,000 line of credit from a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest payable at 10%, requires monthly payment of interest only, is payable in full on October 1, 1999 and is collateralized by all assets of the Company. The Company had $4,715,000 outstanding under this line of credit at September 30, 1998.


                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

(a) The following documents are filed as part of this report:
-------------------------------------------------------------

(1) Financial Statements
-----------------------

All financial statements of the Registrant as set forth under Item 8 of this report on Form 10-K/A.

(2) Financial Statement Schedules
--------------------------------

SCHEDULE
NUMBER                   DESCRIPTION
--------                 -----------

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
----------------------------------------------------------------------

      EXHIBIT                                                               INCORPORATION BY
      NUMBER                           DESCRIPTION                            REFERENCE TO
      -------                          -----------                          ----------------

        3.1       Restated Articles of Organization of January 23, 1984          ***
        3.2       By-laws, as amended, through December 20, 1989                 ***
       10.1       Revolving Line of Credit                                       ****
       10.2+      1981 Non-qualified Stock Option Plan                           ***
       10.7       Loan and Security Agreement                                    *
       10.8+      Armatron International Inc./Dreyfus 401(k) Profit
                   Sharing Plan and Trust: Summary Plan Description              *****
       10.9       Facility Lease                                                 *****
       10.10      $7,000,000 Line of Credit with Related Parties                 **
       21.0       List of Subsidiaries
       23.0       Consent of Independent Accountants
       27.0       Financial Statement Schedule

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



                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------


We have audited the consolidated financial statements and the financial statement schedule of Armatron International, Inc. and Subsidiary listed in the index in Item 14(a) of the Form 10-K, as amended, for the year ended September 30, 1998. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for an opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Armatron International, Inc. and Subsidiary as of September 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years ended September 30, 1998, 1997 and 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Needham, Massachusetts                 R. J. GOLD & COMPANY P.C.
November 30, 1998


                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ARMATRON INTERNATIONAL, INC.


January 27, 1999                       By /s/ Charles J. Housman
                                          ----------------------
                                          Charles J. Housman
                                          Chairman of the Board,
                                          President and Director
                                          Chief Executive, Financial
                                          and Accounting Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on January 27, 1999, in the capacities indicated.


By /s/ Edward L. Housman               By /s/ Charles J. Housman
   ---------------------                  ----------------------
    Edward L. Housman                      Charles J. Housman
    Director                               Chairman of the Board,
                                           President and Director
                                           Chief Executive, Financial
                                           and Accounting Officer


By /s/ Malcolm D. Finks
   --------------------
       Malcolm D. Finks
       Director



                                EXHIBIT INDEX

      EXHIBIT                                                               INCORPORATION BY
      NUMBER                           DESCRIPTION                            REFERENCE TO
      -------                          -----------                          ----------------

        3.1       Restated Articles of Organization of January 23, 1984          ***
        3.2       By-laws, as amended, through December 20, 1989                 ***
       10.1       Revolving Line of Credit                                       ****
       10.2+      1981 Non-qualified Stock Option Plan                           ***
       10.7       Loan and Security Agreement                                    *
       10.8+      Armatron International Inc./Dreyfus 401(k) Profit
                   Sharing Plan and Trust: Summary Plan Description              *****
       10.9       Facility Lease                                                 *****
       10.10      $7,000,000 Line of Credit with Related Parties                 **
       21.0       List of Subsidiaries
       23.0       Consent of Independent Accountants
       27.0       Financial Statement Schedule

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

                        ARMATRON INTERNATIONAL, INC.

              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


COLUMN A                  COLUMN B       COLUMN C       COLUMN D       COLUMN E
--------                  --------       --------       --------       --------
                         Balance at     Charged to                    Balance at
                         Beginning      Costs and                       End of
                         of Period       Expenses      Deductions       Period
                         ----------     ----------     ----------     ----------

Year Ended
September 30, 1996:
-------------------
Allowance for
 doubtful accounts         $179,000      $  2,000       $  5,000        $176,000
Warranty costs               64,000        77,000        101,000          40,000
                           -----------------------------------------------------
                           $243,000      $ 79,000       $106,000        $216,000
                           =====================================================

Year Ended
September 30, 1997:
-------------------
Allowance for
 doubtful accounts         $176,000      $      -       $ 60,000        $116,000
Sales allowances and
 incentives                       -       163,000              -         163,000
Warranty costs               40,000        64,000         67,000          37,000
                           -----------------------------------------------------
                           $216,000      $227,000       $127,000        $316,000
                           =====================================================

Year Ended
September 30, 1998:
-------------------
Allowance for
 doubtful accounts         $116,000      $ 36,000       $ 87,000        $ 65,000
Sales allowances and
 incentives                 163,000       220,000        274,000         109,000
Warranty costs               37,000        52,000         32,000          57,000
                           -----------------------------------------------------
                           $316,000      $308,000       $393,000        $231,000
                           =====================================================