Form 10-Q
period 1998-12-31
ARMATRON INTERNATIONAL INC
filed 1999-02-16
CIK 8699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1998
                                             -----------------

                                     OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

          For the transition period from            to

                       Commission file number:  1-4433
                                                ------

                        ARMATRON INTERNATIONAL, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Massachusetts                                       04-1052250
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

       2 Main Street, Melrose  MA                               02176
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (781) 321-2300

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
                                                   -----     -----

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under
a plan confirmed by a court.  Yes        No
                                  -----     -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant's common stock outstanding on January 31, 1999 was 2,459,749.


                        ARMATRON INTERNATIONAL, INC.
                        ----------------------------

                               File No. 1-4433

                            --------------------

                                                                              PAGE(S)
                                                                              -------


PART I -  FINANCIAL INFORMATION

Item 1    Financial Statements
------    --------------------
          Balance Sheet, December 31, 1998 and 1997 September 30, 1998           3

          Consolidated Condensed Statements of Operations for the three
          months ended December 31, 1998 and 1997                                4

          Consolidated Condensed Statements of Cash Flows for the three
          months ended December 31, 1998 and 1997                                5

          Notes to Consolidated Condensed Financial Statements                 6 - 12


Item 2
------    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               13 - 18

Item 3
------    Quantitative and Qualitative Disclosures about Market Risk            18


PART II - OTHER INFORMATION

Item 6b
-------   Reports on Form 8-K                                                   18

SIGNATURES                                                                      19


                        ARMATRON INTERNATIONAL, INC.
                         Consolidated Balance Sheets
             December 31, 1998 and 1997, and September 30, 1998

                                                                         (Unaudited)                (Audited)
                                                                         December 31,             September 30,
                                                                 ----------------------------     -------------
                                                                    1998             1997             1998
                                                                    ----             ----             ----

                           ASSETS
Current Assets:
Cash and cash equivalents                                        $  2,413,000     $ 1,455,000      $ 2,677,000
Trade accounts receivable, net                                        963,000         967,000        1,799,000
Inventories                                                         2,082,000       2,933,000        2,088,000
Deferred taxes                                                         36,000         113,000           37,000
Prepaid and other current assets                                      343,000         255,000          141,000
                                                                 ---------------------------------------------
      Total Current Assets                                          5,837,000       5,723,000        6,742,000

Property and equipment, net                                           418,000         564,000          449,000

Other assets                                                          139,000         107,000          139,000
                                                                 ---------------------------------------------

      Total Assets                                               $  6,394,000     $ 6,394,000      $ 7,330,000
                                                                 =============================================

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable                                                 $    535,000     $   601,000      $   802,000
Other current liabilities                                             839,000         777,000          925,000
Interest payable to related parties                                 1,515,000       1,037,000        1,395,000
Current portion under capital lease obligations                        21,000          18,000           21,000
                                                                 ---------------------------------------------
      Total Current Liabilities                                     2,910,000       2,433,000        3,143,000
                                                                 ---------------------------------------------

Long-term debt, related parties                                     4,715,000       4,715,000        4,715,000
                                                                 ---------------------------------------------
Long-term capital lease obligations, net of current portion             6,000          26,000           10,000
                                                                 ---------------------------------------------
Deferred rent, net of current portion                                  14,000          33,000           18,000
                                                                 ---------------------------------------------

Stockholders' Equity (Deficiency):
Common stock, par value $1 per share, 6,000,000 shares
 authorized; 2,606,481 shares issued at December 31,
 1998 and 1997 and September 30, 1998                               2,606,000       2,606,000        2,606,000
Additional paid-in capital                                          6,770,000       6,770,000        6,770,000
Accumulated deficit                                               (10,241,000)     (9,803,000)      (9,546,000)
                                                                 ---------------------------------------------
                                                                     (865,000)       (427,000)        (170,000)
Less: Treasury stock at cost - 146,732 at December 31, 1998,
 1997 and September 30, 1998                                          386,000         386,000          386,000
                                                                 ---------------------------------------------

Total Stockholders' Equity (Deficiency)                            (1,251,000)       (813,000)        (556,000)
                                                                 ---------------------------------------------

Total Liabilities and Stockholders' Equity (Deficiency)          $  6,394,000     $ 6,394,000      $ 7,330,000
                                                                 =============================================


               The accompanying notes are an integral part of
              the consolidated condensed financial statements.


                        ARMATRON INTERNATIONAL, INC.
                    Statements of Consolidated Operations
            for the Three Months ended December 31, 1998 and 1997


                                                        (Unaudited)
                                                    1998           1997
                                                    ----           ----

Net sales                                        $1,458,000     $1,215,000

Cost of products sold                             1,570,000      1,399,000

Selling, general and administrative expenses        487,000        461,000

Other income (expense):
  Interest expense-third parties                     (7,000)        (9,000)
  Interest expense-related parties                 (120,000)      (120,000)
  Interest income                                    31,000         18,000
                                                 -------------------------
Other income (expense), net                         (96,000)      (111,000)
                                                 -------------------------

Loss before income taxes                           (695,000)      (756,000)
                                                          -              -
Provision for income taxes
                                                 -------------------------

Net loss                                         $ (695,000)    $ (756,000)
                                                 =========================

Net loss per share of common stock                    $(.28)         $(.31)
                                                 =========================


Weighted average number of common
 shares outstanding                               2,459,749      2,459,749
                                                 =========================

               The accompanying notes are an integral part of
              the consolidated condensed financial statements.


                        ARMATRON INTERNATIONAL, INC.
               Consolidated Condensed Statements of Cash Flows
            for the Three Months ended December 31, 1998 and 1997


                                                                (Unaudited)
                                                            1998            1997
                                                            ----            ----

OPERATING ACTIVITIES
Net loss                                                 $ (695,000)     $ (756,000)
Adjustments to reconcile net loss to net cash flows
 from operating activities:
  Depreciation and amortization                              43,000          87,000
  Amortization of deferred rent                              (4,000)         (5,000)
  Change in operating assets and liabilities                408,000       1,069,000
                                                         --------------------------

Net cash flow from (used for) operating activities         (248,000)        395,000
                                                         --------------------------

INVESTING ACTIVITIES
Payments for machinery and                                  (12,000)        (62,000)
                                                         --------------------------
Net cash flow from (used for) investing activities          (12,000)        (62,000)
                                                         --------------------------

FINANCING ACTIVITIES
Payments on capital lease obligations                        (4,000)         (4,000)
                                                         --------------------------
Net cash flow from (used for) financing activities           (4,000)         (4,000)
                                                         --------------------------

Net increase (decrease) in cash and cash equivalents       (264,000)        329,000

Cash and cash equivalents at beginning of period          2,677,000       1,126,000
                                                         --------------------------

Cash and cash equivalents at end of period               $2,413,000      $1,455,000
                                                         ==========================


               The accompanying notes are an integral part of
              the consolidated condensed financial statements.


                        ARMATRON INTERNATIONAL, INC.
      Notes to Consolidated Condensed Financial Statements (Unaudited)

1. Nature of Business

The Company operates principally in two segments, the Consumer Products segment and the Industrial Products segment. There are no intercompany sales between segments.

Operations in the Consumer Products segment involve the manufacture and distribution of its Flowtron Outdoor Products, which consists of insect control devices including electronic bugkillers and biomisters, environmental products including mulching leaf-eaters and compost bins, and storage and handling products including plastic yard carts and plastic storage sheds and doghouses which comprised 82%, 82% and 93% of the Company's sales for the three months ended December 31, 1998 and 1997, and for the year ended September 30, 1998. These products undergo periodic model changes and product improvements. The Company distributes its consumer products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of this segment's sales and accounts receivable relates to business activities with such retailers.

The Industrial Products segment manufactures electronic obstacle avoidance systems for transportation and automotive applications. These systems are marketed under the trademark "Echovision". Echovision devices monitor back blind spots and side blind spots to detect objects and alert operators to potential hidden hazards, and features intuitive audible warnings, visual warnings, automatic activation, easy installation on any type vehicle and a continuous system self-test.

2.  Opinion of Management

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position as of December 31, 1998 and 1997, and September 30, 1998, and the consolidated statements of operations for the three months ended December 31, 1998 and 1997 and the consolidated statements of cash flow for the three months ended December 31, 1998 and 1997. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended September 30, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. The accompanying unaudited, consolidated condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.

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

4. Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents. The Company invests excess funds in short-term, interest-bearing United States instruments. The Company has no requirements for compensating balances.
The Company maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits and in deposit accounts at its commercial finance company. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

5. Property and Equipment

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

6. Use of Estimates

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

7. Market Risk

The Company is not subject to market risk associated with risk sensitive instruments as the Company does not transact its sales in other than United States dollars, does not invest in investments other than United States instruments and has not entered into hedging transactions.

8. New Accounting Pronouncements

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." These pronouncements are effective for fiscal years beginning after December 15, 1997. These new pronouncements did not have a material effect on the Company's financial statements.

In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." This pronouncement does not have a material impact on the Company's business or results of operations.

9. Year 2000 Date Conversion

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

10. Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade accounts receivable. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's export sales are not significant.

For the three months ended December 31, 1998, Sears, Roebuck and Co. and Utilimaster Corporation accounted for approximately 28% and 12%, respectively, of the Company's net sales. At December 31, 1998, Sears, Roebuck and Co. and Utilimaster Corporation accounted for approximately 59% and 8%, respectively, of the Company's trade accounts receivable balance.

For the year ended September 30, 1998, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 29% and 11%, respectively, of the Company's net sales. At September 30, 1998, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 44% and 2%, respectively, of the Company's trade accounts receivable balance.

For the three months ended December 31, 1997, Sears, Roebuck and Co. and Utilimaster Corporation accounted for approximately 24% and 17%, respectively, of the Company's net sales. At December 31, 1997, Sears, Roebuck and Co. and Utilimaster Corporation accounted for approximately 42% and 9%, respectively, of the Company's trade accounts receivable balance.

11. Supplemental Cash Flow Information

The Company's cash payments for interest and income taxes for the three months ended December 31, 1998 and 1997 were as follows:

                                          1998       1997
                                          ----       ----

Interest paid - related parties          $    -     $    -
Interest paid - third parties            $7,000     $9,000
Income taxes paid                        $    -     $    -


12. Major Suppliers

The Company had purchased its plastic storage sheds, yard carts, compost bins, and doghouses from one supplier. In July 1998, the Company transferred its production molds for yard carts to a new supplier. In November 1998, the Company transferred its production mold for compost bins and storage sheds to the same new supplier. The new supplier has begun production runs for the yard carts, storage sheds and compost bins and has not experienced any significant difficulties in meeting scheduled deliveries. The suppliers manufacture the products in accordance with the Company's designs and specifications. The Company believes that other suppliers could provide the required products although comparable terms may not be realized. A change in suppliers could cause a delay in scheduled deliveries of products to the Company's customers and a possible loss of revenue, which would adversely affect the Company's results of operations.

13. Inventories

Inventories are stated on a first-in, first-out (FIFO) basis at the lower of cost or market. Inventories consisted of the following at:

                                             (Unaudited)
                                            December 31,              (Audited)
                                      -------------------------     September 30,
                                         1998           1997            1998
                                         ----           ----            ----

Raw Material, primarily purchased
 components                           $1,445,000     $1,924,000      $1,338,000
Work in Process                           19,000         16,000          29,000
Finished Goods                           618,000        993,000         721,000
                                      -----------------------------------------
                                      $2,082,000     $2,933,000      $2,088,000
                                      =========================================


14. Other Assets

Other assets consisted of the following at:

                                                  (Unaudited)
                                                 December 31,            (Audited)
                                             ---------------------     September 30,
                                               1998         1997           1998
                                               ----         ----           ----

Other receivable, net of current portion     $ 33,000           --       $ 33,000
Note receivable - employee, due under
 terms of an annual renewal note,
 interest payable monthly at an
 annual rate of 6%, secured by a
 second mortgage                              100,000      100,000        100,000
Other                                           6,000        7,000          6,000
                                             ------------------------------------
                                             $139,000     $107,000       $139,000
                                             ====================================


15. Other Current Liabilities

Other current liabilities consisted of the following at:


                                            (Unaudited)
                                           December 31,            (Audited)
                                       ---------------------     September 30,
                                         1998         1997           1998
                                         ----         ----           ----

Retirement plan                        $313,000     $331,000       $313,000
Salaries, commissions and benefits       15,000       55,000         62,000
Sales allowances and incentives          71,000      152,000        109,000
Professional fees                       194,000       90,000        205,000
Warranty costs                           61,000       40,000         57,000
Advertising costs                       100,000       65,000        103,000
Other                                    85,000       44,000         76,000
                                       ------------------------------------
                                       $839,000     $777,000       $925,000
                                       ====================================


16. Debt

Line of Credit with Related Parties

The Company has a $7,000,000 line of credit with a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest at 10%, requires monthly payments of interest only, and is collateralized by all assets of the Company. Such collateral is subordinate to the revolving line of credit agreement with the finance company. In October 1998, the Company renewed this line of credit with the realty trust operated for the benefit of the Company's principal shareholders under the same terms and conditions and extended the maturity date to October 1, 1999. The Company had $4,715,000 outstanding under this line of credit at December 31, 1998 and 1997, and September 30, 1998. Repayment of this line of credit is subordinate to the repayment of any and all balances outstanding on the revolving line of credit from a commercial finance company, which is
further, described below.   At December 31, 1998, interest payments of
$1,515,000 associated with this line were in arrears for the period November 1, 1995 to December 31, 1998. On November 24, 1998, the Company received a waiver for the covenant violation as to the interest payments. The waiver extends the due date as to the interest payments until September 30, 1999.

Note Payable

The Company has a revolving line of credit agreement with a commercial finance company, Congress Financial Corporation, which permits combined borrowings up to $3,500,000 in cash and letters of credit. This credit agreement is collateralized by all assets of the Company and expires in December 1999. The terms of this agreement include a borrowing limit which fluctuates depending on the levels of accounts receivable and inventory which collateralize the borrowings. The agreement contains various covenants pertaining to maintenance of working capital, net worth, restrictions on dividend distributions and other conditions. Interest on amounts outstanding is payable on a monthly basis at an annual rate of 1 3/4% over the commercial base rate. The commercial base rate was 8.0% at December 31, 1998. At December 31, 1998, the Company did not have borrowings outstanding other than letters of credit amounting to
approximately $213,000.   Pursuant to the borrowing formula, under this
credit agreement, approximately $930,000 was available.

17. Commitments and Contingencies

At December 31, 1998, the Company has commitments of $163,000 for the purchase of capital expenditures, primarily tooling and dies.

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

The action seeks confirmation and enforcement of a foreign arbitration award in favor of Alsthom, currently and formerly Chantiers de L'Atlantique ("Alsthom"), and Assurances Generales de France ("AGF") (collectively "Petitioners") against Respondents J.C. Carter Company, Inc. ("JCC III"), the Company, Armatron-JCC, Inc., formerly known as J.C. Carter Company, Inc. ("JCC II"), a former subsidiary of the Company, and ITT Corporation and ITT Industries, Inc. (collectively "ITT"). The arbitration related to certain cryogenic cargo pumps supplied in the 1970's by the J.C. Carter Company Division of ITT ("JCC I") to Alsthom, which installed the pumps in two liquid natural gas tanker ships, the Mourad Didouche and the Ramdane Abane. The arbitration award was entered in favor of Alsthom and AGF, an insurer subrogated to the rights of Alsthom, and against "J.C. Carter Company" or "J.C. Carter Company, Inc." by the International Chamber of Commerce in Paris in 1995. The amount of the award as to AGF is 62,431,000 French francs ("FF") and as to Alsthom is 5,469,000 FF (an aggregate of approximately $7 million U.S. dollars at December 31, 1998), both with interest from January 30, 1993 at the "French official rate."

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

In November 1998, the Company was advised that it had been named as a defendant in a lawsuit brought by a consumer of one of the Company's products. The consumer claims that the product caused personal injury and other damages. The Company believes that it has valid defenses. The Company has insurance coverage for such claims and accrued its insurance deductible amount in fiscal 1998 to cover the estimated defense costs associated with this matter.

18. Related Party Transactions

The Company paid approximately $15,000 for legal services during the three months ended December 31, 1998 and 1997 to a law firm to which a Director of the Company is a member.

As further described in Note 16, the Company has a $7,000,000 line of credit arrangement from a realty trust operated for the benefit of the Company's principal shareholders.


Item 2.  Management's Discussion and Analysis of Financial Conditions and
-------------------------------------------------------------------------
Results of Operations
---------------------


OVERVIEW

The Company operates principally in two segments, the Consumer Products segment and the Industrial Products segment. Operations in the Consumer Products segment involve the manufacture and distribution of Flowtron leaf-eaters, bugkillers, yard carts, compost bins, biomisters, storage sheds and doghouses which comprised 82%, 82% and 93% of the Company's sales for the three months ended December 31, 1998 and 1997 and for the year ended
September 30, 1998, respectively.   The Company distributes its consumer
products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of this segment's sales and accounts receivable relates to business activities with such retailers. The Industrial Products segment manufactures electronic obstacle avoidance systems for transportation and automotive applications and markets these systems under the trademark "Echovision". Production of these systems began in fiscal 1996. There are no intercompany sales between segments. For the three months ended December 31, 1998, Sears Roebuck and Co. and Utilimaster Corporation accounted for approximately 28% and 12%, respectively, of the Company's net sales. At December 31, 1998, Sears Roebuck and Co. and Utilimaster Corporation accounted for approximately 59% and 8%, respectively, of the Company's trade accounts receivable balance.
If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company had purchased its plastic storage sheds, yard carts, compost bins, and doghouses from one supplier. In July 1998, the Company transferred its production molds for its yard carts to another supplier and, in November 1998, the Company transferred its production molds for its storage sheds and compost bins to this new supplier. The new supplier is producing yard carts, storage sheds and compost bins and has not experienced any significant difficulties in meeting scheduled deliveries. The suppliers manufacture these products in accordance with the Company's designs and specifications. The Company believes that other suppliers could provide the required products although comparable terms may not be realized. A change in suppliers could cause a delay in scheduled deliveries of products to the Company's customers and a possible loss of revenue, which would adversely affect the Company's results of operations.


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

During the three months ended December 31, 1998, operating activities used $248,000 of cash primarily due to an increase in prepaid and other current assets of $202,000, a decrease in accounts payable of $267,000, and the net loss of $695,000. The decrease in accounts receivable of $836,000 was primarily due to management's focus on cash management during the three months ended December 31, 1998. The increase in prepaid and other current assets was primarily due to increased deposits for materials used in production.

Other current liabilities increased $62,000 to $839,000 at December 31, 1998 as compared to $777,000 at December 31, 1997. The increase was primarily due to an increase of approximately $104,000 in professional fees attributable to estimated legal defense costs associated with product liabilities, offset by a decrease of $81,000 for sales allowances and incentives due to less incentives being offered by the Company during the three months ended December 31, 1998 and an increase of $35,000 for advertising costs.

The Company has a $3,500,000 revolving line of credit agreement with a
commercial finance company.   This credit agreement is collateralized by all
assets of the Company and expires in December 1999. The terms of this agreement include a borrowing limit which fluctuates depending on the levels of accounts receivable and inventory which collateralize the borrowings.
The agreement contains various covenants pertaining to maintenance of working capital, net worth and other conditions. Interest on amounts outstanding is payable at 1 3/4% over the commercial base rate. The commercial base rate was 8.0% at December 31, 1998. At December 31, 1998, the Company did not have borrowings outstanding other than letters of credit amounting to approximately $213,000. Pursuant to the borrowing formula, under this credit agreement, approximately $930,000 was available.

The Company has a $7,000,000 line of credit with a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest at 10%, requires monthly payments of interest only, and is collateralized by all assets of the Company. Such collateral is subordinate
to the revolving line of credit agreement with the finance company.   The
Company had $4,715,000 outstanding under this line of credit at December 31,
1998 and 1997.   Repayment of this line of credit is subordinate to the
repayment of any and all balances outstanding on the revolving line of credit from the commercial finance company. At December 31, 1998, interest payments of $1,515,000 associated with this line were in arrears for the period November 1, 1995 to December 31, 1998. On November 24, 1998, the Company received a waiver for the covenant violation as to the interest payments. The waiver extends the due date as to the interest payments until September 30, 1999.

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

The action seeks confirmation and enforcement of a foreign arbitration award in favor of Alsthom, currently and formerly Chantiers de L'Atlantique ("Alsthom"), and Assurances Generales de France ("AGF") (collectively "Petitioners") against Respondents J.C. Carter Company, Inc. ("JCC III"), the Company, Armatron-JCC, Inc., formerly known as J.C. Carter Company, Inc. ("JCC II"), a former subsidiary of the Company, and ITT Corporation and ITT Industries, Inc. (collectively "ITT"). The arbitration related to certain cryogenic cargo pumps supplied in the 1970's by the J.C. Carter Company Division of ITT ("JCC I") to Alsthom, which installed the pumps in two liquid natural gas tanker ships, the Mourad Didouche and the Ramdane Abane. The arbitration award was entered in favor of Alsthom and AGF, an insurer subrogated to the rights of Alsthom, and against "J.C. Carter Company" or "J.C. Carter Company, Inc." by the International Chamber of Commerce in Paris in 1995. The amount of the award as to AGF is 62,431,000 French francs ("FF") and as to Alsthom is 5,469,000 FF (an aggregate of approximately $7 million U.S. dollars at December 31, 1998), both with interest from January 30, 1993 at the "French official rate."

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

During the three months ended December 31, 1998, the Company made cash investments of $12,000 in capital expenditures primarily for tooling and
dies used in production and manufacturing equipment.    At December 31,
1998, the Company has commitments of approximately $163,000 for the purchase of capital expenditures, primarily for tooling and dies.

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


RESULTS OF OPERATIONS

The results of consolidated operations for the three months ended December 31, 1998 resulted in a net loss of $695,000, or $.28 per share, as compared with a net loss of $756,000, or $.31 per share, for the three months ended December 31, 1997.

Sales increased $243,000, or 20.0%, to $1,458,000 for the three months ended December 31, 1998, as compared to $1,215,000 for the corresponding period in the previous year. The increase in sales was attributable to a 19.9% increase in sales of Consumer Products and a 20.7% increase in sales of Industrial Products.

Operating profit is the result of deducting operating expenses excluding interest expense, general corporate expenses, and income taxes from total revenue.

Sales and operating loss for the Consumer Products segment for the three months ended December 31, 1998 were approximately $1,201,000 and $435,000, respectively, as compared to $1,002,000 and $472,000, respectively, for the three months ended December 31, 1997. Sales increased $199,000, or 19.9%, primarily due to increased sales of leafeaters and yard carts. Product lines within the Consumer Products segment are subject to seasonal fluctuations, with most shipments occurring in the spring and summer
seasons.   The Company anticipates that sales of the Consumer Products segment will continue at approximately the same levels as those in fiscal
1998.

Sales and operating profit for the Industrial Products segment for the three months ended December 31, 1998 were $257,000 and $43,000, respectively, as compared to sales of $213,000 and operating loss of $3,000, for the three months ended December 31, 1997. The increase in net sales for the Industrial Products segment of $44,000, or 20.7%, was primarily due to additional volume of shipments of the Company's Echovision systems to an existing customer.

Selling, general and administrative expenses increased $26,000, or 5.6%, to $487,000 for the three months ended December 31, 1998, as compared to $461,000 for the three months ended December 31, 1997 primarily due to increased sales volume. Selling, general and administrative expenses, as a percentage of sales, were 33.4% during the three months ended December 31, 1998 as compared to 37.9% during the three months ended December 31, 1997. The decrease in the percentages was due to the Company's cost containment efforts.

Additional tax benefits from losses on operations during the three months ended December 31, 1998 were offset by changes to the related valuation allowance.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------
The Company is not subject to market risk associated with risk sensitive instruments as the Company does not transact its sales in other than United States dollars, does not invest in investments other than United States instruments and has not entered into hedging transactions.


Item 6b.  Reports on Form 8-K
------------------------------
No reports were filed on Form 8-K during the quarter ended December 31, 1998


                                 SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ARMATRON INTERNATIONAL, INC.



February 12, 1999                      By: /s/ Charles J. Housman
                                           ----------------------
                                       Charles J. Housman
                                       Chairman of the Board,
                                       President and Director
                                       Chief Executive, Financial
                                       and Accounting Officer