Form 10-Q
period 1999-03-31
ARMATRON INTERNATIONAL INC
filed 1999-05-13
CIK 8699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999
                                               --------------
                                     OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant's common stock outstanding on April 30, 1999 was 2,459,749.


                        ARMATRON INTERNATIONAL, INC.
                        ----------------------------

                               File No. 1-4433
                              _________________



                                                                        PAGE(S)
                                                                        -------

PART I - FINANCIAL INFORMATION

Item 1   Financial Statements
------   --------------------
         Balance Sheet, March 31, 1999, 1998, and September 30, 1998         3

         Consolidated Condensed Statements of Operations for the
         three and six months ended March 31, 1999 and 1998                  4

         Consolidated Condensed Statements of Cash Flows for the
         six months ended March 31, 1999 and 1998                            5

         Notes to Consolidated Condensed Financial Statements           6 - 13


Item 2
------
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           14 - 21

Item 3
------
         Quantitative and Qualitative Disclosures about Market Risk         21


PART II - OTHER INFORMATION

Item 6
------
         Exhibits and Reports on Form 8-K                                   21

SIGNATURES                                                                  22

EXHIBIT INDEX                                                               22


                        ARMATRON INTERNATIONAL, INC.
                         Consolidated Balance Sheets
               March 31, 1999 and 1998, and September 30, 1998

                                                                        (Unaudited)
                                                                         March 31,                 (Audited)
                                                                ----------------------------     September 30,
                                                                   1999             1998             1998
                                                                   ----             ----             ----

                          ASSETS
Current Assets:
Cash and cash equivalents                                       $  1,254,000     $   328,000      $ 2,677,000
Trade accounts receivable, net                                     2,437,000       2,637,000        1,799,000
Inventories                                                        2,558,000       3,433,000        2,088,000
Deferred taxes                                                        36,000         113,000           37,000
Prepaid and other current assets                                     500,000         248,000          141,000
                                                                ---------------------------------------------
      Total Current Assets                                         6,785,000       6,759,000        6,742,000

Property and equipment, net                                          404,000         540,000          449,000

Other assets                                                         106,000         107,000          139,000
                                                                ---------------------------------------------

      Total Assets                                              $  7,295,000     $ 7,406,000      $ 7,330,000
                                                                =============================================


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable                                                $  1,380,000     $ 1,390,000      $   802,000
Other current liabilities                                            936,000         834,000          925,000
Interest payable to related parties                                1,633,000       1,155,000        1,395,000
Current portion under capital lease obligations                       20,000          19,000           21,000
                                                                ---------------------------------------------
      Total Current Liabilities                                    3,969,000       3,398,000        3,143,000
                                                                ---------------------------------------------

Long-term debt, related parties                                    4,715,000       4,715,000        4,715,000
                                                                ---------------------------------------------
Long-term capital lease obligations, net of current portion                -          20,000           10,000
                                                                ---------------------------------------------
Deferred rent, net of current portion                                 10,000          28,000           18,000
                                                                ---------------------------------------------

Stockholders' Equity (Deficiency):
Common stock, par value $1 per share, 6,000,000 shares
 authorized; 2,606,481 shares issued at March 31,
 1999 and 1998 and September 30, 1998                              2,606,000       2,606,000        2,606,000
Additional paid-in capital                                         6,770,000       6,770,000        6,770,000
Accumulated deficit                                              (10,389,000)     (9,745,000)      (9,546,000)
                                                                ---------------------------------------------
                                                                  (1,013,000)       (369,000)        (170,000)
Less: Treasury stock at cost - 146,732 at March 31, 1999,
       1998 and September 30, 1998                                  (386,000)       (386,000)        (386,000)
                                                                ---------------------------------------------

Total Stockholders' Equity (Deficiency)                           (1,399,000)       (755,000)        (556,000)
                                                                ---------------------------------------------

Total Liabilities and Stockholders' Equity (Deficiency)         $  7,295,000     $ 7,406,000      $ 7,330,000
                                                                =============================================


       The accompanying notes are an integral part of the consolidated condensed financial statements.


                        ARMATRON INTERNATIONAL, INC.
              Consolidated Condensed Statements of Operations
         for the Three and Six Months Ended March 31, 1999 and 1998

                                                                       (Unaudited)
                                                       Three Months                   Six Months
                                                      Ended March 31,               Ended March 31,
                                                 -------------------------     -------------------------
                                                    1999           1998           1999           1998
                                                    ----           ----           ----           ----

Net sales                                        $2,879,000     $3,197,000     $4,337,000     $4,412,000

Cost of products sold                             2,346,000      2,446,000      3,916,000      3,845,000

Selling, general and administrative expenses        580,000        580,000      1,067,000      1,041,000

Interest expense-related parties                    118,000        118,000        238,000        238,000

Interest expense-third parties                        7,000          8,000         14,000         16,000

Other (income) expense - net                        (24,000)       (13,000)       (55,000)       (30,000)
                                                 -------------------------------------------------------
      Net income (loss)                          $ (148,000)    $   58,000     $ (843,000)    $ (698,000)
                                                 =======================================================

Per Share:

      Net income (loss)                          $     (.06)    $      .02     $     (.34)    $     (.28)
                                                 =======================================================

Weighted average number of
 common shares outstanding                        2,459,749      2,459,749      2,459,749      2,459,749
                                                 =======================================================


       The accompanying notes are an integral part of the consolidated condensed financial statements.


                        ARMATRON INTERNATIONAL, INC.
               Consolidated Condensed Statements of Cash Flows
              for the Six Months ended March 31, 1999 and 1998


                                                                 (Unaudited)
                                                            1999             1998
                                                            ----             ----

OPERATING ACTIVITIES
Net loss                                                 $  (843,000)     $ (698,000)
Adjustments to reconcile net loss to net cash flows
 from operating activities:
  Depreciation and amortization                               87,000         160,000
  Amortization of deferred rent                               (8,000)        (10,000)
  Change in operating assets and liabilities                (607,000)       (130,000)
                                                         ---------------------------

Net cash flow from (used for) operating activities        (1,371,000)       (678,000)
                                                         ---------------------------

INVESTING ACTIVITIES
Payments for machinery and equipment                         (41,000)       (111,000)
                                                         ---------------------------
Net cash flow from (used for) investing activities           (41,000)       (111,000)
                                                         ---------------------------

FINANCING ACTIVITIES
Payments on capital lease obligations                        (11,000)         (9,000)
                                                         ---------------------------
Net cash flow from (used for) financing activities           (11,000)         (9,000)
                                                         ---------------------------

Net increase (decrease) in cash and cash equivalents      (1,423,000)       (798,000)

Cash and cash equivalents at beginning of period           2,677,000       1,126,000
                                                         ---------------------------

Cash and cash equivalents at end of period               $ 1,254,000      $  328,000
                                                         ===========================


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

Operations in the Consumer Products segment involve the manufacture and distribution of Flowtron Outdoor Products, which consist of insect control devices including electronic bugkillers and biomisters, environmental products including mulching leaf-eaters and compost bins, and storage and handling products including plastic yard carts, plastic storage sheds and doghouses which comprised 92%, 92% and 93% of the Company's sales for the six months ended March 31, 1999 and 1998, and for the year ended September 30, 1998. These products undergo periodic model changes and product improvements. The Company distributes its consumer products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of this segment's sales and accounts receivable relate to business activities with such retailers.

The Industrial Products segment manufactures electronic obstacle avoidance systems for transportation and automotive applications. These systems are marketed under the trademark "Echovision". Echovision devices monitor back blind spots and side blind spots to detect objects and alert operators to potential hidden hazards, and feature intuitive audible warnings, visual warnings, automatic activation, easy installation on any type vehicle and a continuous system self-test.

2.  Opinion of Management

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position as of March 31, 1999 and 1998, and September 30, 1998, and the consolidated statements of operations for the three and six months ended March 31, 1999 and 1998 and the consolidated statements of cash flow for the six months ended March 31, 1999 and 1998. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended September 30, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. The accompanying unaudited, consolidated condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.

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

5.  Property and Equipment

Property and equipment are stated at cost. Depreciation is computed based upon the estimated useful lives of the various assets using the straight-line method with annual rates of depreciation of 10% to 33-1/3%. Capitalized tooling costs are amortized over three years. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the related assets. Tooling and molding costs are charged to a deferred cost account as incurred, prepaid tooling, until the tooling or mold is completed. Upon completion the costs are transferred to a property/equipment account. Maintenance and repairs are charged to operations as incurred. Renewals and betterments that materially extend the life of assets are capitalized and depreciated. Upon disposal, the asset cost and related accumulated depreciation are removed from their respective accounts. Any resulting gain or loss is reflected in earnings.

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

The Company has completed the analysis and evaluation phase of its Year 2000 project and has determined that it will be required to modify or replace significant portions of its hardware and software so that its computer systems will properly recognize dates beyond December 31, 1999. The Company has also begun the process of upgrading and modernizing its major information systems, including its operating and financial systems. The replacement systems will be Year 2000 compliant. The Company began using its new systems during the second quarter of fiscal 1999 and has not experienced any significant difficulties with the systems. The Company will utilize both internal and external resources to reprogram or replace, and test the software for Year 2000 modifications. The Company plans to complete its Year 2000 project no later than July 31, 1999. The total cost of upgrading most of the Company's major operating and financial systems, including the Year 2000 project, for fiscal years 1998 through 2000, is estimated at $100,000 and is being funded through operating cash flows and leasing arrangements. Of the total project cost, approximately $80,000 has been expended and is attributable to the purchase of new software and hardware. The remaining $20,000 will be expensed as incurred.

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

For the six months ended March 31, 1999, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 36% and 14%, respectively, of the Company's net sales. At March 31, 1999, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 50% and 16%, respectively, of the Company's trade accounts receivable balance.

For the year ended September 30, 1998, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 29% and 11%, respectively, of the Company's net sales. At September 30, 1998, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 44% and 2%, respectively, of the Company's trade accounts receivable balance.

For the six months ended March 31, 1998, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 27% and 15%, respectively, of the Company's net sales. At March 31, 1998, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 40% and 14%, respectively, of the Company's trade accounts receivable balance.

11.  Supplemental Cash Flow Information

The Company's cash payments for interest and income taxes for the six months ended March 31, 1999 and 1998 were as follows:

                                     1999        1998
                                     ----        ----

Interest paid - related parties     $     -     $     -
Interest paid - third parties       $14,000     $16,000
Income taxes paid                   $     -     $     -


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

13.  Inventories

Inventories are stated on a first-in, first-out (FIFO) basis at the lower of cost or market. Inventories consisted of the following at:

                                      (Unaudited)
                                       March 31,                      (Audited)
                                       ---------                    September 30,
                                         1999           1998            1998
                                         ----           ----            ----

Raw Material, primarily purchased
 components                           $1,612,000     $2,042,000      $1,338,000
Work in Process                           45,000         25,000          29,000
Finished Goods                           901,000      1,366,000         721,000
                                      -----------------------------------------
                                      $2,558,000     $3,433,000      $2,088,000
                                      =========================================


14.  Other Assets

Other assets consisted of the following at:

                                                  (Unaudited)
                                                   March 31,            (Audited)
                                             ---------------------     September30,
                                               1999         1998           1998
                                               ----         ----           ----

Other receivable, net of current portion           --           --       $ 33,000
Note receivable - employee, due under
 terms of an annual renewal note,
 interest payable monthly at an
 annual rate of 6%, secured by a
 second mortgage                              100,000      100,000        100,000
Other                                           6,000        7,000          6,000
                                             ------------------------------------
                                             $106,000     $107,000       $139,000
                                             ====================================


15.  Other Current Liabilities

Other current liabilities consisted of the following at:

                                            (Unaudited)
                                             March 31,             (Audited)
                                       ---------------------     September 30,
                                         1999         1998           1998
                                         ----         ----           ----

Retirement plan                        $313,000     $331,000       $313,000
Salaries, commissions and benefits       97,000       69,000         62,000
Sales allowances and incentives          60,000      139,000        109,000
Professional fees                       111,000       67,000        205,000
Warranty costs                           65,000       51,000         57,000
Advertising costs                       121,000       84,000        103,000
Other                                   169,000       93,000         76,000
                                       ------------------------------------
                                       $936,000     $834,000       $925,000
                                       ====================================


16.  Debt

Line of Credit with Related Parties

The Company has a $7,000,000 line of credit with a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest at 10%, requires monthly payments of interest only, and is collateralized by all assets of the Company. Such collateral is subordinate to the revolving line of credit agreement with the finance company. In October 1998, the Company renewed this line of credit with the realty trust operated for the benefit of the Company's principal shareholders under the same terms and conditions and extended the maturity date to October 1, 1999. The Company had $4,715,000 outstanding under this line of credit at March 31, 1999 and 1998, and September 30, 1998. Repayment of this line of credit is subordinate to the repayment of any and all balances outstanding on the revolving line of credit from a commercial finance company, which is further described below. At March 31, 1999, interest payments of $1,633,000 associated with this line were in arrears for the period November 1, 1995 to March 31, 1999. On November 24, 1998, the Company received a waiver for the covenant violation as to the interest payments. The waiver extends the due date as to interest payments until September 30, 1999.

Note Payable

The Company has a revolving line of credit agreement with a commercial finance company, Congress Financial Corporation, which permits combined borrowings up to $3,500,000 in cash and letters of credit. This credit agreement is collateralized by all assets of the Company and expires in December 1999. The terms of this agreement include a borrowing limit which fluctuates depending on the levels of accounts receivable and inventory which collateralize the borrowings. The agreement contains various covenants pertaining to maintenance of working capital, net worth, restrictions on dividend distributions and other conditions. Interest on amounts outstanding is payable on a monthly basis at an annual rate of 1 3/4% over the commercial base rate. The commercial base rate was 7.75% at March 31, 1999. At March 31, 1999, the Company did not have borrowings other than outstanding letters of credit amounting to approximately
$172,000.   At March 31, 1999, pursuant to the borrowing formula under this credit agreement approximately $1,436,000 was available.

17.  Commitments and Contingencies

At March 31, 1999, the Company has commitments of $209,000 for the purchase of capital expenditures, primarily tooling and dies used by the Company's Industrial Products segment.

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

The action seeks confirmation and enforcement of a foreign arbitration award in favor of Alsthom, currently and formerly Chantiers de L'Atlantique ("Alsthom"), and Assurances Generales de France ("AGF") (collectively "Petitioners") against Respondents J.C. Carter Company, Inc. ("JCC III"), the Company, Armatron-JCC, Inc., formerly known as J.C. Carter Company,
Inc. ("JCC II"), a former subsidiary of the Company, and ITT Corporation and ITT Industries, Inc. (collectively "ITT"). The arbitration related to certain cryogenic cargo pumps supplied in the 1970's by the J.C. Carter Company Division of ITT ("JCC I") to Alsthom, which installed the pumps in two liquid natural gas tanker ships, the Mourad Didouche and the Ramdane Abane. The arbitration award was entered in favor of Alsthom and AGF, an insurer subrogated to the rights of Alsthom, and against "J.C. Carter Company" or "J.C. Carter Company, Inc." by the International Chamber of Commerce in Paris in 1995. The amount of the award as to AGF is 62,431,000 French francs ("FF") and as to Alsthom is 5,469,000 FF (an aggregate of approximately $7 million U.S. dollars at March 31, 1999), both with interest from January 30, 1993 at the "French official rate."

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

18.  Related Party Transactions

The Company paid approximately $30,000 for legal services during the six months ended March 31, 1999 and 1998 to a law firm to which a Director of the Company is a member.

As further described in Note 16, the Company has a $7,000,000 line of credit arrangement from a realty trust operated for the benefit of the Company's principal shareholders.

19.  Subsequent Event

On April 20, 1999, Housman Realty Trust (the "Trust") converted $2,000,100 of the principal amount of debt owed to it by the Company pursuant to a Promissory Note dated January 11, 1990, as amended, in the original principal sum of $7,000,000 into 6,667 shares of Series A Convertible Preferred Stock, $100 par value per share (the "Preferred Stock") of the Company. The Preferred Stock votes on an as converted basis with the common stock, $1.00 par value per share (the "Common Stock") of the Company and is convertible into 6,667,000 shares of Common Stock, which represents the power to vote 73% of the shares of capital stock of the Company.

On April 21, 1999, the Board of Directors of the Company unanimously approved a merger between the Company and Armatron Merger Corporation, a newly formed Massachusetts corporation that was organized as a nonsubstantive transitory vehicle to effect the following transactions ("MergerCo"), in which MergerCo will merge into the Company (the "Merger") with the Company continuing as the surviving corporation (the "Surviving Corporation"). In the Merger, (i) each outstanding share of Common Stock will be converted into the right to receive $0.27 in cash (except that any shares held by MergerCo or in the Company's treasury will be canceled and any stockholder who properly dissents from the Merger will be entitled to appraisal rights under Massachusetts law); (ii) each outstanding share of common stock, $0.01 par value per share, of MergerCo (the "MergerCo Common Stock") will be converted into one share of common stock, $.01 par value per share, of the Surviving Corporation; and (iii) each outstanding share of Series A Preferred Stock, $100 par value per share, of the Company will be converted into one share of Series A Preferred Stock, $.01 par value per share, of the Surviving Corporation.

Following the Merger, the Company will not list the common stock of the Surviving Corporation on any national securities exchange or automated quotation system and will delist the Company's Common Stock. If the Merger is effected, it is anticipated that the Company will have fewer than 300 stockholders and will promptly request termination of registration under
Section 12(g) of the Securities Exchange Act of 1934.


Item 2.  Management's Discussion and Analysis of Financial Conditions and
--------------------------------------------------------------------------
Results of Operations
---------------------


OVERVIEW

The Company operates principally in two segments, the Consumer Products segment and the Industrial Products segment. Operations in the Consumer Products segment involve the manufacture and distribution of Flowtron leaf-eaters, bugkillers, yard carts, compost bins, biomisters, storage sheds and doghouses which comprised 92%, 92% and 93% of the Company's sales for the six months ended March 31, 1999 and 1998 and for the year ended September 30, 1998, respectively. The Company distributes its consumer products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of this segment's sales and accounts receivable relates to business activities with such retailers. The Industrial Products segment manufactures electronic obstacle avoidance systems for transportation and automotive applications and markets these systems under the trademark "Echovision". Production of these systems began in fiscal 1996. There are no intercompany sales between segments. For the six months ended March 31, 1999, Sears Roebuck and Co. and Home Depot, Inc. accounted for approximately 36% and 14%, respectively, of the Company's net sales. At March 31, 1999, Sears Roebuck and Co. and Home Depot, Inc. accounted for approximately 50% and 16%, respectively, of the Company's trade accounts receivable balance. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company had purchased its plastic storage sheds, yard carts, compost bins, and doghouses from one supplier. In July 1998, the Company transferred its production molds for its yard carts to another supplier and, in November 1998, the Company transferred its production molds for its storage sheds and compost bins to this new supplier. The new supplier is producing yard carts, storage sheds and compost bins and has not experienced any significant difficulties in meeting scheduled deliveries. The suppliers manufacture these products in accordance with the Company's designs and specifications. The Company believes that other suppliers could provide the required products although comparable terms may not be realized. A change in suppliers could cause a delay in scheduled deliveries of products to the Company's customers and a possible loss of revenue, which would adversely affect the Company's results of operations.

On April 20, 1999, Housman Realty Trust (the "Trust") converted $2,000,100 of the principal amount of debt owed to it by the Company pursuant to a Promissory Note dated January 11, 1990, as amended, in the original principal sum of $7,000,000 into 6,667 shares of Series A Convertible Preferred Stock, $100 par value per share (the "Preferred Stock") of the Company. The Preferred Stock votes on an as converted basis with the common stock, $1.00 par value per share (the "Common Stock") of the Company and is convertible into 6,667,000 shares of Common Stock, which represents the power to vote 73% of the shares of capital stock of the Company.

On April 21, 1999, the Board of Directors of the Company unanimously approved a merger between the Company and Armatron Merger Corporation, a newly formed Massachusetts corporation that was organized as a nonsubstantive transitory vehicle to effect the following transactions ("MergerCo"), in which MergerCo will merge into the Company (the "Merger") with the Company continuing as the surviving corporation (the "Surviving Corporation"). In the Merger, (i) each outstanding share of Common Stock will be converted into the right to receive $0.27 in cash (except that any shares held by MergerCo or in the Company's treasury will be canceled and any stockholder who properly dissents from the Merger will be entitled to appraisal rights under Massachusetts law); (ii) each outstanding share of common stock, $0.01 par value per share, of MergerCo (the "MergerCo Common Stock") will be converted into one share of common stock, $.01 par value per share, of the Surviving Corporation; and (iii) each outstanding share of Series A Preferred Stock, $100 par value per share, of the Company will be converted into one share of Series A Preferred Stock, $.01 par value per share, of the Surviving Corporation.

Following the Merger, the Company will not list the common stock of the Surviving Corporation on any national securities exchange or automated quotation system and will delist the Company's Common Stock. If the Merger is effected, it is anticipated that the Company will have fewer than 300 stockholders and will promptly request termination of registration under
Section 12(g) of the Securities Exchange Act of 1934.

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

The Company has completed the analysis and evaluation phase of it Year 2000 project and has determined that it will be required to modify or replace significant portions of its hardware and software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has also begun the process of upgrading and modernizing its major information systems, including its operating and financial systems. The replacement systems will be Year 2000 compliant. The Company began using its new systems during the second quarter of fiscal 1999 and has not experienced any significant difficulties with the systems. The Company will utilize both internal and external resources to reprogram or replace, and test the software for Year 2000 modifications. The Company plans to complete its Year 2000 project no later than July 31, 1999. The total cost of upgrading most of the Company's major operating and financial systems, including the Year 2000 project, for fiscal years 1998 through 2000, is estimated at $100,000 and is being funded through operating cash flows and leasing arrangements. Of the total project cost, approximately $80,000 has been expended and is attributable to the purchase of new software and hardware. The remaining $20,000 will be expensed as incurred.

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

During the six months ended March 31, 1999, operating activities used $1,371,000 of cash primarily due to the net loss of $843,000, the increases in accounts receivable of $638,000, inventories of $470,000 and prepaid and other current assets of $359,000, offset by the increases in accounts payable of $578,000 and interest payable to related parties of $238,000.

The Company Consumer Products segment is subject to seasonal fluctuations. The Company manufactures its products primarily in the first three quarters of its fiscal year with most product shipments occurring in the third and fourth quarters of the Company's fiscal year. Due to the timing of production and shipment of the Company's products, it is common for the Company's accounts receivable to increase during the first six months of the fiscal year as sales during these six months generally have been made pursuant to extended payment terms. Inventories are also built up during the first six months of the fiscal year so that the Company will have the necessary products available for timely shipment to its customers during the Company's third and fourth quarters. In addition, accounts payable increase during the first six months of the fiscal year due to the increased purchasing activities of the Company in support of its inventory buildup.

The increase in prepaid and other current assets was primarily due to increased deposits for tooling, molds and materials used in production.

Other current liabilities increased $104,000 to $936,000 at March 31, 1999 as compared to $834,000 at March 31, 1998. Accrued professional fees increased approximately $44,000 primarily due to estimated legal defense costs associated with product liabilities, accrued advertising increased $37,000, and sales allowances and incentives decreased $79,000 due to less incentives being offered by the Company during the six months ended March 31, 1999 as compared to the same period of the prior year.

The Company has a $3,500,000 revolving line of credit agreement with a commercial finance company. This credit agreement is collateralized by all assets of the Company and expires in December 1999. The terms of this agreement include a borrowing limit which fluctuates depending on the levels of accounts receivable and inventory which collateralize the borrowings. The agreement contains various covenants pertaining to maintenance of working capital, net worth, restrictions on dividend distributions and other conditions. Interest on amounts outstanding is payable at 1 3/4% over the commercial base rate. The commercial base rate was 7.75% at March 31, 1999. At March 31, 1999, the Company did not have borrowings other than outstanding letters of credit amounting to approximately $172,000. Pursuant to the borrowing formula under this credit agreement approximately $1,436,000 was available.

The Company has a $7,000,000 line of credit with a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest at 10%, requires monthly payments of interest only, and is collateralized by all assets of the Company. Such collateral is subordinate to the revolving line of credit agreement with the finance company. The Company had $4,715,000 outstanding under this line of credit at March 31, 1999 and 1998. Repayment of this line of credit is subordinate to the repayment of any and all balances outstanding on the revolving line of credit from the commercial finance company. At March 31, 1999, interest payments of $1,633,000 associated with this line were in arrears for the period November 1, 1995 to March 31, 1999. On November 24, 1998, the Company received a waiver for the covenant violation as to the interest payments. The waiver extends the due date as to the interest payments until September 30, 1999.

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

The action seeks confirmation and enforcement of a foreign arbitration award in favor of Alsthom, currently and formerly Chantiers de L'Atlantique ("Alsthom"), and Assurances Generales de France ("AGF") (collectively "Petitioners") against Respondents J.C. Carter Company, Inc. ("JCC III"), the Company, Armatron-JCC, Inc., formerly known as J.C. Carter Company,
Inc. ("JCC II"), a former subsidiary of the Company, and ITT Corporation and ITT Industries, Inc. (collectively "ITT"). The arbitration related to certain cryogenic cargo pumps supplied in the 1970's by the J.C. Carter Company Division of ITT ("JCC I") to Alsthom, which installed the pumps in two liquid natural gas tanker ships, the Mourad Didouche and the Ramdane Abane. The arbitration award was entered in favor of Alsthom and AGF, an insurer subrogated to the rights of Alsthom, and against "J.C. Carter Company" or "J.C. Carter Company, Inc." by the International Chamber of Commerce in Paris in 1995. The amount of the award as to AGF is 62,431,000 French francs ("FF") and as to Alsthom is 5,469,000 FF (an aggregate of approximately $7 million U.S. dollars at March 31, 1999), both with interest from January 30, 1993 at the "French official rate."

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

During the six months ended March 31, 1999, the Company made cash investments of $41,000 in capital expenditures primarily for tooling and dies used in production and manufacturing equipment. At March 31, 1999, the Company has commitments of approximately $209,000 for the purchase of capital expenditures, primarily for tooling and dies used by the Company's Industrial Products segment.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999
---------------------------------

The results of consolidated operations for the three months ended March 31, 1999 resulted in a net loss of $148,000, or $.06 per share, as compared with net income of $58,000, or $.02 per share, for the three months ended March 31, 1998.

Sales decreased $318,000, or 9.9%, to $2,879,000 for the three months ended March 31, 1999, as compared to $3,197,000 for the corresponding period in the previous year. The decrease in sales was attributable to a 8.2% decrease in sales of Company's Consumer Products and a 42.5% decrease in sales of Company's Industrial Products.

Operating profit is the result of deducting operating expenses excluding interest expense, general corporate expenses, and income taxes from total revenue.

Sales and operating profit for the Consumer Products segment for the three months ended March 31, 1999 were approximately $2,783,000 and $222,000, respectively, as compared to $3,030,000 and $356,000, respectively, for the three months ended March 31, 1998. Sales decreased $247,000, or 8,2%, primarily due to decreased sales of bugkiller products as customers delayed deliveries and orders. Product lines within the Consumer Products segment are subject to seasonal fluctuations, with most shipments occurring in the spring and summer seasons. The Company anticipates that sales of the Consumer Products segment will continue at approximately the same levels as those in fiscal 1998.

Sales and operating loss for the Industrial Products segment for the three months ended March 31, 1999 were $96,000 and $74,000, respectively, as compared to sales of $167,000 and operating loss of $1,000, for the three months ended March 31, 1998. The decrease in net sales for the Industrial Products segment of $71,000, or 42.5%, was due to reduced shipments of the Company's Echovision systems to this segment's major customer. This customer had an agreement that ended in December 1998 to supply delivery vehicles equipped with Echovision systems to a major package delivery company. In February 1999 the customer entered into a new agreement to supply delivery vehicles equipped with Echovision systems to the major package delivery company. The Company experienced a significant reduction in net sales during the three months ended March 31, 1999 due to the customer delaying acceptance of Echovision systems. The Company anticipates that sales of the Industrial Products will approximate the same levels as those of fiscal 1998.

Selling, general and administrative expenses were $580,000 for both the three months ended March 31, 1999 and 1998. Selling, general and administrative expenses, as a percentage of sales, were 20.1% during the three months ended March 31, 1999 as compared to 18.1% during the three months ended March 31, 1998. The increase in the percentage was due to the expenses remaining unchanged as the sales decreased.

Additional tax benefits from losses on operations during the three months ended March 31, 1999 were offset by changes to the related valuation allowance.


Six Months Ended March 31, 1999
-------------------------------

The results of consolidated operations for the six months ended March 31, 1999 resulted in a net loss of $843,000, or $.34 per share, as compared with net loss of $698,000, or $.28 per share, for the six months ended March 31, 1998.

Sales decreased $75,000, or 1.7%, to $4,337,000 for the six months ended March 31, 1999, as compared to $4,412,000 for the corresponding period in the previous year. The decrease in sales was attributable to a 1.2% decrease in sales of Consumer Products and a 7.1% decrease in sales of Industrial Products.

Operating profit is the result of deducting operating expenses excluding interest expense, general corporate expenses, and income taxes from total revenue.

Sales and operating loss for the Consumer Products segment for the six months ended March 31, 1999 were approximately $3,984,000 and $213,000, respectively, as compared to $4,032,000 and $116,000, respectively, for the six months ended March 31, 1998. Sales decreased $48,000, or 1.2%, primarily due to decreased sales of bugkiller products. Product lines within the Consumer Products segment are subject to seasonal fluctuations, with most shipments occurring in the spring and summer seasons. The Company anticipates that sales of the Consumer Products segment will continue at approximately the same levels as those in fiscal 1998.

Sales and operating loss for the Industrial Products segment for the six months ended March 31, 1999 were $353,000 and $53,000, respectively, as compared to sales of $380,000 and operating loss of $4,000, for the six months ended March 31, 1998. The decrease in net sales for the Industrial Products segment of $27,000, or 7.1%, was primarily due to reduced shipments of the Company's Echovision systems to this segment's major customer. This customer had an agreement that ended in December 1998 to supply delivery vehicles equipped with Echovision systems to a major package delivery company. In February 1999 the customer entered into a new agreement to supply delivery vehicles equipped with Echovision systems to the major package delivery company. The Company experienced a reduction in net sales during the six months ended March 31, 1999 due to the customer delaying acceptance of Echovision systems The Company anticipates that sales of the Industrial Products will approximate the same levels as those of fiscal 1998.

Selling, general and administrative expenses increased $26,000, or 2.5%, to $1,067,000 for the six months ended March 31, 1999, as compared to $1,041,000 for the six months ended March 31, 1998. Selling, general and administrative expenses, as a percentage of sales, were 24.6% during the six months ended March 31, 1999 as compared to 23.6% during the six months ended March 31, 1998.

Additional tax benefits from losses on operations during the six months ended March 31, 1999 were offset by changes to the related valuation allowance.


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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

            3(i) - Certificate of Vote of Directors Establishing the Series A
                   Preferred Stock

            27  -  Financial Data Schedule

(b)   Reports on Form 8-K

            Current Report on Form 8-K filed on April 22, 1999.



                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ARMATRON INTERNATIONAL, INC.



May 12, 1999                           By: /s/ Charles J. Housman
                                          -----------------------
                                       Charles J. Housman
                                       Chairman of the Board,
                                       President and Director
                                       Chief Executive, Financial
                                       and Accounting Officer



                                EXHIBIT INDEX


Exhibit 3(i) Certificate of Vote of Directors Establishing the Series A Preferred Stock

Exhibit 27    Financial Data Schedule