Form 10-Q
period 1999-06-30
ARMATRON INTERNATIONAL INC
filed 1999-08-16
CIK 8699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1999
                                               -------------

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes _____    No _____
                                -----       -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant's common stock outstanding on July 30, 1999 was 2,459,749.


                        ARMATRON INTERNATIONAL, INC.
                        ----------------------------

                               File No. 1-4433
                               _______________


                                                                   PAGE(S)
                                                                   -------

PART I - FINANCIAL INFORMATION

Item 1   Financial Statements
------   --------------------
         Balance Sheet, June 30, 1999, 1998 and September 30, 1998      3

         Consolidated Condensed Statements of Operations for the
         three and nine months ended June 30, 1999 and 1998             4

         Consolidated Condensed Statements of Cash Flows for the
         nine months ended June 30, 1999 and 1998                       5

         Notes to Consolidated Condensed Financial Statements      6 - 13


Item 2
------
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      14 - 21

Item 3
------
         Quantitative and Qualitative Disclosures about Market Risk    21


PART II - OTHER INFORMATION

Item 2
------
         Changes in Securities and Use of Proceeds                     21

Item 6
------
         Exhibits and Reports on Form 8-K                              21

SIGNATURES                                                             22

EXHIBIT INDEX                                                          23


                        ARMATRON INTERNATIONAL, INC.
                         Consolidated Balance Sheets
               June 30, 1999 and 1998, and September 30, 1998


                                                                       (Unaudited)
                                                                         June 30,                (Audited)
                                                               ----------------------------    September 30,
                                                                   1999            1998            1998
                                                                   ----            ----            ----

                          ASSETS
Current Assets:
Cash and cash equivalents                                      $  1,037,000    $    729,000     $ 2,677,000
Trade accounts receivable, net                                    3,059,000       4,635,000       1,799,000
Inventories                                                       2,723,000       2,404,000       2,088,000
Deferred taxes                                                       36,000         113,000          37,000
Prepaid and other current assets                                    292,000         180,000         141,000
                                                               --------------------------------------------
      Total Current Assets                                        7,147,000       8,061,000       6,742,000

Property and equipment, net                                         382,000         489,000         449,000

Other assets                                                        106,000         107,000         139,000
                                                               --------------------------------------------

      Total Assets                                             $  7,635,000    $  8,657,000     $ 7,330,000
                                                               ============================================

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable                                               $  1,356,000    $  1,763,000     $   802,000
Other current liabilities                                           941,000       1,000,000         925,000
Interest payable to related parties                               1,713,000       1,274,000       1,395,000
Dividends payable to related parties                                 39,000               -               -
Current portion under capital lease obligations                      15,000          20,000          21,000
                                                               --------------------------------------------
      Total Current Liabilities                                   4,064,000       4,057,000       3,143,000
                                                               --------------------------------------------

Long-term debt, related parties                                   2,715,000       4,715,000       4,715,000
                                                               --------------------------------------------
Long-term capital lease obligations, net of current portion               -          15,000          10,000
                                                               --------------------------------------------
Deferred rent, net of current portion                                 5,000          24,000          18,000
                                                               --------------------------------------------

Stockholders' Equity (Deficiency):
Common stock, par value $1 per share, 6,000,000 shares
 authorized; 2,606,481 shares issued at June 30,
 1999 and 1998 and September 30, 1998                             2,606,000       2,606,000       2,606,000
Preferred stock, par value $100 per share, 100,000 shares
 authorized;  6,667 shares issued at June 30, 1999                  667,000               -               -
Additional paid-in capital                                        8,103,000       6,770,000       6,770,000
Accumulated deficit                                             (10,139,000)     (9,144,000)     (9,546,000)
                                                               --------------------------------------------
                                                                  1,237,000         232,000        (170,000)
Less: Treasury stock at cost - 146,732 shares
       at June 30, 1999, 1998 and September 30, 1998               (386,000)       (386,000)       (386,000)
                                                               --------------------------------------------

Total Stockholders' Equity (Deficiency)                             851,000        (154,000)       (556,000)
                                                               --------------------------------------------

Total Liabilities and Stockholders' Equity (Deficiency)        $  7,635,000    $  8,657,000     $ 7,330,000
                                                               ============================================

       The accompanying notes are an integral part of the consolidated condensed financial statements.


                        ARMATRON INTERNATIONAL, INC.
               Consolidated Condensed Statements of Operations
         for the Three and Nine Months Ended June 30, 1999 and 1998


                                                                    (Unaudited)
                                                      Three Months                 Nine Months
                                                     Ended June 30,               Ended June 30,
                                                ------------------------    -------------------------
                                                   1999          1998            1999         1998
                                                   ----          ----           ----          ----

Net sales                                       $4,003,000    $6,046,000    $8,340,000    $10,458,000

Cost of products sold                            2,991,000     4,556,000     6,907,000      8,401,000

Selling, general and administrative expenses       652,000       766,000     1,719,000      1,807,000

Interest expense-related parties                    80,000       119,000       318,000        357,000

Interest expense-third parties                       6,000         8,000        20,000         24,000

Other (income) expense - net                       (15,000)       (4,000)      (70,000)       (34,000)
                                                -----------------------------------------------------
Income (loss) before taxes                         289,000       601,000      (554,000)       (97,000)

Provision for income taxes                               -             -             -              -
                                                -----------------------------------------------------
Net income (loss)                                  289,000       601,000      (554,000)       (97,000)

Preferred stock dividends                           39,000             -        39,000              -
                                                -----------------------------------------------------
Net income allocated to common stock            $  250,000    $  601,000    $ (593,000)   $   (97,000)
                                                =====================================================


Basic earnings (loss) per share:
--------------------------------

Basic earnings (loss) per share                 $      .10    $      .24    $     (.24)   $      (.04)
                                                =====================================================

Weighted average number of
 common shares outstanding                       2,459,749     2,459,749     2,459,749      2,459,749
                                                =====================================================

Diluted earnings (loss) per share:
----------------------------------

Diluted earnings (loss) per share               $      .03    $      .24    $     (.24)   $      (.04)
                                                =====================================================

Weighted average number of
 common shares outstanding                       7,645,193     2,459,749     2,459,749      2,459,749
                                                =====================================================


       The accompanying notes are an integral part of the consolidated condensed financial statements.


                        ARMATRON INTERNATIONAL, INC.
               Consolidated Condensed Statements of Cash Flows for the Nine Months Ended June 30, 1999 and 1998


                                                                 (Unaudited)
                                                            1999             1998
                                                            ----             ----

OPERATING ACTIVITIES
Net loss                                                $  (593,000)     $   (97,000)
Adjustments to reconcile net loss to net cash flows
 from operating activities:
  Depreciation and amortization                             130,000          213,000
  Amortization of deferred rent                             (13,000)         (14,000)
  Change in operating assets and liabilities             (1,085,000)        (359,000)
                                                        ----------------------------

Net cash flow from (used for) operating activities       (1,561,000)        (257,000)
                                                        ----------------------------

INVESTING ACTIVITIES
Payments for machinery and equipment                        (63,000)        (127,000)
                                                        ----------------------------
Net cash flow from (used for) investing activities          (63,000)        (127,000)
                                                        ----------------------------

FINANCING ACTIVITIES
Payments on capital lease obligations                       (16,000)         (13,000)
                                                        ----------------------------
Net cash flow from (used for) financing activities          (16,000)         (13,000)
                                                        ----------------------------

Net increase (decrease) in cash and cash equivalents     (1,640,000)        (397,000)

Cash and cash equivalents at beginning of period          2,677,000        1,126,000
                                                        ----------------------------

Cash and cash equivalents at end of period              $ 1,037,000      $   729,000
                                                        ============================


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

Operations in the Consumer Products segment involve the manufacture and distribution of Flowtron Outdoor Products, which consist of insect control devices including electronic bugkillers and biomisters, environmental products including mulching leaf-eaters and compost bins, and storage and handling products including plastic yard carts, plastic storage sheds and doghouses which comprised 93%, 94% and 93% of the Company's sales for the nine months ended June 30, 1999 and 1998, and for the year ended September 30, 1998. These products undergo periodic model changes and product improvements. The Company distributes its consumer products primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of this segment's sales and accounts receivable relate to business activities with such retailers.

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

2.  Opinion of Management

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position as of June 30, 1999 and 1998, and September 30, 1998, and the consolidated statements of operations for the three and nine months ended June 30, 1999 and 1998 and the consolidated statements of cash flow for the nine months ended June 30, 1999 and 1998. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended September 30, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. The accompanying unaudited, consolidated condensed financial statements are not necessarily indicative of future trends or the Company's operations for the entire year.

3.  Merger Agreement and Plan of Merger

On April 21, 1999, the Board of Directors of the Company unanimously approved a merger between the Company and Armatron Merger Corporation, a newly formed Massachusetts corporation that was organized as a nonsubstantive transitory vehicle to effect the following transactions ("MergerCo"), in which MergerCo will merge into the Company (the "Merger") with the Company continuing as the surviving corporation (the "Surviving Corporation"). In the Merger, (i) each outstanding share of Common Stock will be converted into the right to receive $0.27 in cash (except that any shares held by MergerCo or in the Company's treasury will be canceled and any stockholder who properly dissents from the Merger will be entitled to appraisal rights under Massachusetts law); (ii) each outstanding share of common stock, $0.01 par value per share, of MergerCo will be converted into one share of common stock, $.01 par value per share, of the Surviving Corporation; and (iii) each outstanding share of Series A Preferred Stock, $100 par value per share, of the Company will be converted into one share of Series A Preferred Stock, $.01 par value per share, of the Surviving Corporation.

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

4.  Revenue Recognition

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

5.  Cash and Cash Equivalents

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

6.  Property and Equipment

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

7.  Use of Estimates

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

8.  Earnings (Loss) Per Share

Basic earnings (loss) per share was computed by dividing net loss, after deducting preferred stock dividends, by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings
(loss) per share was computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period plus the incremental shares upon the assumed conversion of the preferred shares. For the nine months ended June 30, 1999 conversion of the preferred shares would have been anti-dilutive and, therefore was not considered in the computation of the diluted earnings per share during this period. As a result, diluted earnings per share for the nine months ended June 30, 1999 was not different from the basis earnings per share.

9.  Market Risk

The Company is not subject to market risk associated with risk sensitive instruments as the Company does not transact its sales in other than United States dollars, does not invest in investments other than United States instruments and has not entered into hedging transactions.

10.  New Accounting Pronouncements

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

11.  Year 2000 Date Conversion

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

The Company has completed the analysis and evaluation phase of its Year 2000 project and has determined that it is required to modify or replace significant portions of its hardware and software so that its computer systems will properly recognize dates beyond December 31, 1999. The Company upgraded and modernized its major information systems, including its operating and financial systems. The replacement systems are Year 2000 compliant. The Company began using its new systems during the second quarter of fiscal 1999 and has not experienced any significant difficulties with the systems. The Company utilized both internal and external resources to reprogram or replace, and test the software for Year 2000 modifications.
The Company completed its Year 2000 project July 31, 1999. The total cost of upgrading most of the Company's major operating and financial systems, including the Year 2000 project, for fiscal years 1998 through 2000, is estimated at $100,000 and is being funded through operating cash flows and leasing arrangements. Of the total project cost, approximately $80,000 has been expended and is attributable to the purchase of new software and hardware. The remaining $20,000 will be expensed, as incurred, on additional consulting, hardware and software, if required.

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

The Company continues to develop contingency plans to determine what actions the Company will take if its trading partners are not Year 2000 compliant. The Company expects the contingency plan to be completed by the end of the fourth quarter in fiscal 1999.

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

12.  Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade accounts receivable. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's export sales are not significant.

For the nine months ended June 30, 1999, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 37% and 14%, respectively, of the Company's net sales. At June 30, 1999, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 58% and 9%, respectively, of the Company's trade accounts receivable balance.

For the year ended September 30, 1998, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 29% and 11%, respectively, of the Company's net sales. At September 30, 1998, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 44% and 2%, respectively, of the Company's trade accounts receivable balance.

For the nine months ended June 30, 1998, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 30% and 11%, respectively, of the Company's net sales. At June 30, 1998, Sears, Roebuck and Co. and Home Depot, Inc. accounted for approximately 48% and 7%, respectively, of the Company's trade accounts receivable balance.

13.  Supplemental Cash Flow Information

The Company's cash payments for interest and income taxes for the nine months ended June 30, 1999 and 1998 were as follows:


                                     1999       1998
                                   ----         ----

Interest paid - related parties    $     -    $     -
Interest paid - third parties      $20,000    $23,000
Income taxes paid                  $     -    $     -


14.  Major Suppliers

The Company had purchased its plastic storage sheds, yard carts, compost bins, and doghouses from one supplier. In July 1998, the Company transferred its production molds for yard carts to a new supplier. In November 1998, the Company transferred its production mold for compost bins and storage sheds to the same new supplier. The new supplier is producing the yard carts, storage sheds and compost bins and has not experienced any significant difficulties in meeting scheduled deliveries. The suppliers manufacture the products in accordance with the Company's designs and specifications. The Company believes that other suppliers could provide the required products although comparable terms may not be realized. A change in suppliers could cause a delay in scheduled deliveries of products to the Company's customers and a possible loss of revenue, which would adversely affect the Company's results of operations.

15.  Inventories

Inventories are stated on a first-in, first-out (FIFO) basis at the lower of cost or market. Inventories consisted of the following at:


                                           (Unaudited)
                                             June 30,            (Audited)
                                     ------------------------    September 30,
                                        1999          1998          1998
                                        ----          ----          ----

Raw Material, primarily purchased
 components                          $1,696,000    $1,658,000    $1,338,000
Work in Process                          17,000        22,000        29,000
Finished Goods                        1,010,000       724,000       721,000
                                     --------------------------------------
                                     $2,723,000    $2,404,000    $2,088,000
                                     ======================================

16.  Other Assets

Other assets consisted of the following at:


                                                 (Unaudited)
                                                  June 30,          (Audited)
                                            --------------------    September 30,
                                              1999        1998          1998
                                              ----        ----          ----

Other receivable, net of current portion          --          --       $ 33,000
Note receivable - employee, due under
 terms of an annual renewal note,
 interest payable monthly at an
 annual rate of 6%, secured by a
 second mortgage                             100,000     100,000        100,000
Other                                          6,000       7,000          6,000
                                            -----------------------------------
                                            $106,000    $107,000       $139,000
                                            ===================================


17.  Other Current Liabilities

Other current liabilities consisted of the following at:


                                           (Unaudited)
                                             June 30,             (Audited)
                                      ----------------------    September 30,
                                        1999         1998           1998
                                        ----         ----           ----

Retirement plan                       $313,000    $  331,000      $313,000
Salaries, commissions and benefits     141,000       183,000        62,000
Sales allowances and incentives         71,000       115,000       109,000
Professional fees                      127,000        94,000       205,000
Warranty costs                          54,000        71,000        57,000
Advertising costs                      115,000       110,000       103,000
Freight charges                         49,000        38,000        15,000
Other                                   71,000        58,000        61,000
                                      ------------------------------------
                                      $941,000    $1,000,000      $925,000
                                      ====================================


18.  Debt

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

On April 20, 1999, the realty trust converted $2,000,100 of the principal amount of debt owed to it by the Company into 6,667 shares of Series A Convertible Preferred Stock, $100 par value per share (the "Preferred Stock") of the Company. The Preferred Stock votes on an as converted basis with the common stock, $1.00 par value per share (the "Common Stock") of the Company and is convertible into 6,667,000 shares of Common Stock, which represents the power to vote 73% of the shares of capital stock of the Company.

The Company had $2,715,000 outstanding under this line of credit at June 30, 1999. The Company had $4,715,000 outstanding under this line of credit at June 30, 1998 and September 30, 1998. Repayment of this line of credit is subordinate to the repayment of any and all balances outstanding on the revolving line of credit from a commercial finance company, which is further described below. At June 30, 1999, interest payments of $1,713,000 associated with this line were in arrears for the period November 1, 1995 to June 30, 1999. On November 24, 1998, the Company received a waiver for the covenant violation as to the interest payments. The waiver extends the due date as to interest payments until September 30, 1999.

Note Payable

The Company has a revolving line of credit agreement with a commercial finance company, Congress Financial Corporation, which permits combined borrowings up to $3,500,000 in cash and letters of credit. This credit agreement is collateralized by all assets of the Company and expires in December 1999. The terms of this agreement include a borrowing limit which fluctuates depending on the levels of accounts receivable and inventory which collateralize the borrowings. The agreement contains various covenants pertaining to maintenance of working capital, net worth, restrictions on dividend distributions and other conditions. Interest on amounts outstanding is payable on a monthly basis at an annual rate of 1 3/4% over the commercial base rate. The commercial base rate was 7.75% at June 30, 1999. At June 30, 1999, the Company did not have borrowings other than outstanding letters of credit amounting to approximately $15,000. At June 30, 1999, pursuant to the borrowing formula under this credit agreement approximately $1,871,000 was available.

19.  Commitments and Contingencies

At June 30, 1999, the Company has commitments of $230,000 for the purchase of capital expenditures, primarily tooling and dies used by the Company's Industrial Products segment.

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

An action was filed in U.S. District Court, Central District of California (the "Court") in late 1996 relating to the foreign arbitration award described below. The Company was first joined as a party by the first amended petition filed on March 3, 1997. The second amended petition was filed on June 27, 1997. The action seeks confirmation and enforcement of a foreign arbitration award in favor of Alsthom, currently and formerly Chantiers de L'Atlantique ("Alsthom"), and Assurances Generales de France ("AGF") (collectively "Petitioners") against Respondents J.C. Carter Company, Inc. ("JCC III"), the Company, Armatron-JCC, Inc., formerly known as J.C. Carter Company, Inc. ("JCC II"), a former subsidiary of the Company, and ITT Corporation and ITT Industries, Inc. (collectively "ITT"). The arbitration related to certain cryogenic cargo pumps supplied in the 1970's by the J.C. Carter Company Division of ITT ("JCC I") to Alsthom, which installed the pumps in two liquid natural gas tanker ships, the Mourad Didouche and the Ramdane Abane. The arbitration award was entered in favor of Alsthom and AGF, an insurer subrogated to the rights of Alsthom, and against "J.C. Carter Company" or "J.C. Carter Company, Inc." by the International Chamber of Commerce in Paris in 1995. The amount of the award as to AGF is 62,431,000 French francs ("FF") and as to Alsthom is 5,469,000 FF (an aggregate of approximately $7 million U.S. dollars at June 30, 1999), both with interest from January 30, 1993 at the "French official rate."

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

At the present time the Company is unable to determine the outcome of the claims asserted by and against the Company in the legal action because the case is still in the discovery stage and because of the existence of disputed issues of fact bearing on the outcome of those claims. The parties have entered into settlement discussions. However, no final resolution has been reached. The Court has scheduled a trial date of December 21, 1999. There can be no assurance that the outcome as to any of these matters will not have an adverse effect on the financial condition of the Company.

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

20.  Related Party Transactions

The Company paid approximately $45,000 for legal services during the nine months ended June 30, 1999 and 1998 to a law firm to which a Director of the Company is a member.

As further described in Note 18, the Company has a $7,000,000 line of credit arrangement from a realty trust operated for the benefit of the Company's principal shareholders.


Item 2.  Management's Discussion and Analysis of Financial Conditions and
-------------------------------------------------------------------------
Results of Operations
---------------------

OVERVIEW

The Company operates principally in two segments, the Consumer Products segment and the Industrial Products segment. Operations in the Consumer Products segment involve the manufacture and distribution of Flowtron leaf-eaters, bugkillers, yard carts, compost bins, biomisters, storage sheds and doghouses which comprised 93%, 94% and 93% of the Company's sales for the nine months ended June 30, 1999 and 1998 and for the year ended September
30, 1998, respectively.   The Company distributes its consumer products
primarily to major retailers throughout the United States, with some products distributed under customer labels. Substantially all of this segment's sales and accounts receivable relates to business activities with such retailers. The Industrial Products segment manufactures electronic obstacle avoidance systems for transportation and automotive applications and markets these systems under the trademark "Echovision". Production of these systems began in fiscal 1996. There are no intercompany sales between segments. For the nine months ended June 30, 1999, Sears Roebuck and Co. and Home Depot, Inc. accounted for approximately 37% and 14%, respectively, of the Company's net sales. At June 30, 1999, Sears Roebuck and Co. and Home Depot, Inc. accounted for approximately 58% and 9%, respectively, of the Company's trade accounts receivable balance. If any of the Company's major customers fail to pay the Company on a timely basis, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company had purchased its plastic storage sheds, yard carts, compost bins, and doghouses from one supplier. In July 1998, the Company transferred its production molds for its yard carts to another supplier and, in November 1998, the Company transferred its production molds for its storage sheds and compost bins to this new supplier. The new supplier is producing yard carts, storage sheds and compost bins and has not experienced any significant difficulties in meeting scheduled deliveries. The suppliers manufacture these products in accordance with the Company's designs and specifications. The Company believes that other suppliers could provide the required products although comparable terms may not be realized. A change in suppliers could cause a delay in scheduled deliveries of products to the Company's customers and a possible loss of revenue, which would adversely affect the Company's results of operations.

On April 20, 1999, the realty trust operated for the benefit of the Company's principal shareholders converted $2,000,100 of the principal amount of debt owed to it by the Company into 6,667 shares of Series A Convertible
Preferred Stock, $100 par value per share (the "Preferred Stock") of the Company. The Preferred Stock votes on an as converted basis with the common stock, $1.00 par value per share (the "Common Stock") of the Company and is convertible into 6,667,000 shares of Common Stock, which represents the power to vote 73% of the shares of capital stock of the Company.

On April 21, 1999, the Board of Directors of the Company unanimously approved a merger between the Company and Armatron Merger Corporation, a newly formed Massachusetts corporation that was organized as a nonsubstantive transitory vehicle to effect the following transactions ("MergerCo"), in which MergerCo will merge into the Company (the "Merger") with the Company continuing as the surviving corporation (the "Surviving Corporation"). In the Merger, (i) each outstanding share of Common Stock will be converted into the right to receive $0.27 in cash (except that any shares held by MergerCo or in the Company's treasury will be canceled and any stockholder who properly dissents from the Merger will be entitled to appraisal rights under Massachusetts law); (ii) each outstanding share of common stock, $0.01 par value per share, of MergerCo will be converted into one share of common stock, $.01 par value per share, of the Surviving Corporation; and (iii) each outstanding share of Series A Preferred Stock, $100 par value per share, of the Company will be converted into one share of Series A Preferred Stock, $.01 par value per share, of the Surviving Corporation.

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

The Company has completed the analysis and evaluation phase of it Year 2000 project and has determined that it is required to modify or replace significant portions of its hardware and software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company upgraded and modernized its major information systems, including its operating and financial systems. The replacement systems are Year 2000 compliant. The Company began using its new systems during the second quarter of fiscal 1999 and has not experienced any significant difficulties with the systems. The Company utilized both internal and external resources to reprogram or replace, and test the software for Year 2000 modifications.
The Company completed its Year 2000 project July 31, 1999. The total cost of upgrading most of the Company's major operating and financial systems, including the Year 2000 project, for fiscal years 1998 through 2000, is estimated at $100,000 and is being funded through operating cash flows and leasing arrangements. Of the total project cost, approximately $80,000 has been expended and is attributable to the purchase of new software and hardware. The remaining $20,000 will be expensed, as incurred, on additional consulting, hardware and software, if required.

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

During the nine months ended June 30, 1999, operating activities used $1,561,000 of cash primarily due to the net loss of $593,000, the increases in accounts receivable of $1,260,000, inventories of $635,000 and prepaid and other current assets of $151,000, offset by the increases in accounts payable of $554,000 and interest payable to related parties of $318,000.

The Company Consumer Products segment is subject to seasonal fluctuations.
The Company manufactures its products primarily in the first three quarters of its fiscal year with most product shipments occurring in the third and fourth quarters of the Company's fiscal year. Inventories were built up so that the Company will have the necessary products available for timely shipment to its customers during the Company's third and fourth quarters. In addition, accounts payable increased due to the increased purchasing activities of the Company in support of its inventory buildup.

Other current liabilities decreased $59,000 To $941,000 at June 30, 1999 as compared to $1,000,000 at June 30, 1998. Salaries, commissions and benefits decreased approximately $42,000 to $141,000 at June 30, 1999 as compared to $183,000 at June 30, 1998 primarily due to cost containment efforts of the Company. Sales allowances and incentives decreased approximately $44,000 to $71,000 at June 30, 1999 as compared to $115,000 at June 30, 1998 due to less incentives being offered by the Company as compared to those offered in the prior year. Accrued professional fees increased approximately $33,000 to $127,000 at June 30,1999 as compared to $94,000 at June 30, 1998 primarily due to estimated legal defense costs associated with product liabilities.

The Company has a $3,500,000 revolving line of credit agreement with a
commercial finance company.   This credit agreement is collateralized by all
assets of the Company and expires in December 1999. The terms of this agreement include a borrowing limit which fluctuates depending on the levels of accounts receivable and inventory which collateralize the borrowings.
The agreement contains various covenants pertaining to maintenance of working capital, net worth restrictions on dividend distributions and other conditions. Interest on amounts outstanding is payable at 1 3/4% over the commercial base rate. The commercial base rate was 7.75% at June 30, 1999. At June 30, 1999, the Company did not have borrowings other than outstanding letters of credit amounting to approximately $15,000. At June 30, 1999, pursuant to the borrowing formula under this credit agreement approximately $1,871,000 was available.

The Company has a $7,000,000 line of credit with a realty trust operated for the benefit of the Company's principal shareholders. This line of credit, with interest at 10%, requires monthly payments of interest only, and is collateralized by all assets of the Company. Such collateral is subordinate to the revolving line of credit agreement with the finance company. On April 20, 1999, the realty trust operated for the benefit of the Company's principal shareholders converted $2,000,100 of the principal amount of debt owed to it by the Company into 6,667 shares of Series A Convertible Preferred Stock, $100 par value per share of the Company. The Company had $2,715,000 outstanding under this line of credit at June 30, 1999. The Company had $4,715,000 outstanding under this line of credit at June 30, 1998 and September 30, 1998. Repayment of this line of credit is subordinate to the repayment of any and all balances outstanding on the revolving line of credit from the commercial finance company. At June 30, 1999, interest payments of $1,713,000 associated with this line were in arrears for the period November 1, 1995 to June 30, 1999. On November 24, 1998, the Company received a waiver for the covenant violation as to the interest payments. The waiver extends the due date as to the interest payments until September 30, 1999.

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

An action was filed in U.S. District Court, Central District of California (the "Court") in late 1996 relating to the foreign arbitration award described below. The Company was first joined as a party by the first amended petition filed on March 3, 1997. The second amended petition was filed on June 27, 1997.

The action seeks confirmation and enforcement of a foreign arbitration award in favor of Alsthom, currently and formerly Chantiers de L'Atlantique ("Alsthom"), and Assurances Generales de France ("AGF") (collectively "Petitioners") against Respondents J.C. Carter Company, Inc. ("JCC III"), the Company, Armatron-JCC, Inc., formerly known as J.C. Carter Company, Inc. ("JCC II"), a former subsidiary of the Company, and ITT Corporation and ITT Industries, Inc. (collectively "ITT"). The arbitration related to certain cryogenic cargo pumps supplied in the 1970's by the J.C. Carter Company Division of ITT ("JCC I") to Alsthom, which installed the pumps in two liquid natural gas tanker ships, the Mourad Didouche and the Ramdane Abane. The arbitration award was entered in favor of Alsthom and AGF, an insurer subrogated to the rights of Alsthom, and against "J.C. Carter Company" or "J.C. Carter Company, Inc." by the International Chamber of Commerce in Paris in 1995. The amount of the award as to AGF is 62,431,000 French francs ("FF") and as to Alsthom is 5,469,000 FF (an aggregate of approximately $7 million U.S. dollars at June 30, 1999), both with interest from January 30, 1993 at the "French official rate."

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

At the present time the Company is unable to determine the outcome of the claims asserted by and against the Company in the legal action because the case is still in the discovery stage and because of the existence of disputed issues of fact bearing on the outcome of those claims. The parties, have entered into settlement discussions, however, no final resolution has been reached. The Court has scheduled a trial date of December 21, 1999. There can be no assurance that the outcome as to any of these matters will not have an adverse effect on the financial condition of the Company.

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

During the nine months ended June 30, 1999, the Company made cash investments of $63,000 in capital expenditures primarily for tooling and dies used in production and manufacturing equipment. At June 30, 1999, the Company has commitments of approximately $230,000 for the purchase of capital expenditures, primarily for tooling and dies used by the Company's Industrial Products segment.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999
--------------------------------

The results of consolidated operations for the three months ended June 30, 1999 resulted in a net income of $250,000, or a basic earnings per share of $.10, as compared with net income of $601,000, or a basic earnings per share of $.24 per share, for the three months ended June 30, 1998.

Sales decreased $2,043,000, or 33.8%, to $4,003,000 for the three months ended June 30, 1999, as compared to $6,046,000 for the corresponding period in the previous year. The decrease in sales was attributable to a 35.4% decrease in sales of Company's Consumer Products offset by a 9.5% increase in sales of Company's Industrial Products.

Operating profit is the result of deducting operating expenses excluding interest expense, general corporate expenses, and income taxes from total revenue.

Sales and operating profit for the Consumer Products segment for the three months ended June 30, 1999 were approximately $3,772,000 and $525,000, respectively, as compared to $5,835,000 and $898,000, respectively, for the three months ended June 30, 1998. Sales of the Consumer Product segment decreased $2,063,000, or 35.4%, primarily due to decreased sales of bugkiller and shed products. Customers delayed deliveries and orders of bugkiller products due to unseasonable weather conditions. The Company anticipates that sales of the Consumer Products segment for the remainder of the fiscal year will be lower than the level of sales in fiscal 1998 due to the unseasonable weather conditions being experienced throughout the United States.

Sales and operating profit for the Industrial Products segment for the three months ended June 30, 1999 were $231,000 and $19,000, respectively, as compared to sales of $211,000 and operating loss of $1,000, for the three months ended June 30, 1998. The increase in net sales for the Industrial Products segment of $20,000, or 9.5%, was due to increased shipments of the Company's Echovision systems to this segment's major customer. During the three months ended June 30, 1999, this customer accepted additional Echovision systems that were previously scheduled for the prior quarters. The Company anticipates that sales of the Industrial Products will approximate the same levels as those of fiscal 1998.

Selling, general and administrative expenses were $652,000 and $766,000 for the three months ended June 30, 1999 and 1998, respectively. Selling, general and administrative expenses, as a percentage of sales, were 16.3% during the three months ended June 30, 1999 as compared to 12.7% during the three months ended June 30, 1998. The increase in the percentage was due to the decrease in sales at a greater percentage than the expenses.

Taxes were not provided during the three months ended June 30, 1999 as the Company has net operating loss carryforwards available to offset such tax provision.

Nine Months Ended June 30, 1999
-------------------------------

The results of consolidated operations for the nine months ended June 30, 1999 resulted in a net loss of $593,000, or a basic loss per share of $.24 per share, as compared with net loss of $97,000, or a basic loss per share of $.04, for the nine months ended June 30, 1998.

Sales decreased $2,118,000, or 20.3%, to $8,340,000 for the nine months ended June 30, 1999, as compared to $10,458,000 for the corresponding period in the previous year. The decrease in sales was attributable to a 21.4% decrease in sales of Consumer Products and a 1.2% decrease in sales of Industrial Products.

Operating profit is the result of deducting operating expenses excluding interest expense, general corporate expenses, and income taxes from total revenue.

Sales and operating profit for the Consumer Products segment for the nine months ended June 30, 1999 were approximately $7,756,000 and $312,000, respectively, as compared to $9,867,000 and $782,000, respectively, for the nine months ended June 30, 1998. Sales decreased $2,111,000, or 21.4%, primarily due to decreased sales of bugkiller and shed products. Product lines within the Consumer Products segment are subject to seasonal fluctuations, with most shipments occurring in the spring and summer
seasons.   The Company anticipates that sales of the Consumer Products segment for the remainder of the fiscal year will be lower than the same level of sales in fiscal 1998 due to the unseasonable weather conditions being experienced throughout the United States.

Sales and operating loss for the Industrial Products segment for the nine months ended June 30, 1999 were $584,000 and $34,000, respectively, as compared to sales of $591,000 and operating loss of $5,000, for the nine months ended June 30, 1998. Net sales for the Industrial Products segment decreased $7,000, or 1.2%. The Company anticipates that sales of the Industrial Products will approximate the same levels as those of fiscal 1998.

Selling, general and administrative expenses decreased $88,000, or 4.9%, to $1,719,000 for the nine months ended June 30, 1999, as compared to $1,807,000 for the nine months ended June 30, 1998. Selling, general and administrative expenses, as a percentage of sales, were 20.6% during the nine months ended June 30, 1999 as compared to 17.3% during the nine months ended June 30, 1998.The increase in the percentage was due to the decrease in sales at a greater percentage than the decrease in expenses.

Additional tax benefits from losses on operations during the nine months ended June 30, 1999 were offset by changes to the related valuation allowance.


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


                         PART II - Other Information


Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

On April 20, 1999, the Company issued 6,667 shares of Series A Convertible Preferred Stock, $100 par value per share (the "Preferred Stock"), to the Housman Realty Trust (the "Trust") at a purchase price of $300.00 per share. Payment was made by converting $2,000,100 of the principal amount of debt owed to the Trust by the Company pursuant to a Promissory Note dated January 11, 1990, as amended, in the original principal sum of $7,000,000. The Preferred Stock votes on an as converted basis with the common stock, $1.00 par value per share (the "Common Stock"), of the Company which represents the power to vote 73% of the shares of capital stock of the Company.

The Preferred Stock may be converted into 6,667,000 shares of Common Stock at the request of the Preferred Stockholder provided, however, the Company shall, prior to the date of conversion of the Preferred Stock, take such corporate action as may be necessary to increase its number of authorized but unissued shares of Common Stock to such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of Preferred Stock. Each share of Preferred Stock shall automatically be converted into shares of Common Stock in the event of (a) the conversion of 75% of all outstanding shares of Preferred Stock into Common Stock, effective upon such conversion, or (b) the closing of a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended.

The transaction was a private placement exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended, to an accredited investor as defined in Regulation D thereunder.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

            27  -  Financial Data Schedule

(b)  Reports on Form 8-K


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ARMATRON INTERNATIONAL, INC.



August 12, 1999                        By: /s/ Charles J. Housman
                                           ----------------------
                                           Charles J. Housman
                                           Chairman of the Board,
                                           President and Director
                                           Chief Executive, Financial
                                           and Accounting Officer


                                EXHIBIT INDEX


Exhibit 27    Financial Data Schedule